Form 10-Q
period 1996-07-31
CHELMSFORD CAPITAL LTD
filed 1996-09-20
CIK 943657

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1996.

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   0-25818

                           CHELMSFORD CAPITAL, LTD.
                  (Name of small business in its charter)

Colorado                                  84-1293163
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

7331 S. Meadow Court, Boulder, Colorado  80301
(Address of Principal Office)        Zip Code

Issuer's telephone number:    (303) 530-3353

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Securities
Exchange Act during the past 12 months (or for such
shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ____

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 07/31/96 the following shares of common were outstanding: Common Stock, no par value, 1,717,000 shares; Class A Warrants to purchase common stock, 2,739,000; Class B Warrants to purchase common stock, 1,369,500.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

         The unaudited financial statements of registrant for the six months ending July 31, 1996, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

         (b)  Exhibit 27 - Financial Data Schedule

ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION

         LIQUIDITY AND CAPITAL RESOURCES:  The
         Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $6,847.50 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of July 31, 1996, reflects a current asset value of $651 and a total asset value of $997, primarily in the form of cash.

         The Company will carry out its plan of business to seek out and take advantage of business opportunities that may have potential for profit, and acquire such businesses, or a controlling interest therein. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

         RESULTS OF OPERATION:  During the period from
         January 19, 1995 (inception) through July 31, 1996, the
         Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The company has experienced a net loss of $11,253 since inception. This loss is primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws and general and administrative expenses.

         In March of 1996, the Company briefly entered into negotiations for a possible business combination with Metrax Medical, Inc. No agreement was made and no business combination was consummated. All expenses related to the negotiations were paid by Metrax Medical, Inc.

         For the current fiscal year, the Company anticipates an increased net loss owing to expenses associated with locating and evaluating acquisition candidates. The
         Company anticipates that until a business combination is completed with an acquisition candidate, it will no generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

         Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         NEED FOR ADDITIONAL FINANCING: The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, until the Company shall have completed a business combination.

         There is no assurance, however, that the available funds will ultimately prove to be adequate for the Company's operations. No other commitments to provide funds have been made by management or other stockholders.
         Accordingly, there can be no assurance that any other loans will be made to the Company or that other funds will prove to be available to cover the Company's expenses.

Part II

PART 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBIT 27 - FINANCIAL DATA
SCHEDULE

         There have been no reports on Form 8-K for the quarter ending July 31, 1996.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHELMSFORD CAPITAL, LTD.

__________________________________
(Registrant)

Date: September 14, 1996

/s/Grant Peck

Grant Peck, President

FINANCIAL STATEMENTS
CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)

                   Quarter Ended July 31, 1996
CHELMSFORD CAPITAL, LTD.
                  (A Development Stage Company)


Index to
Consolidated Financial Statements



Consolidated Balance Sheet
Comparative Quarters/Inception to Date
Statement of Cash Flows
Notes to Financial Statements
CHELMSFORD CAPITAL, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF AND FOR THE QUARTER ENDED
JULY 31, 1996

                           (UNAUDITED)

                         _______________



ASSETS

CURRENT ASSETS:
Cash and cash equivalents                         651
OTHER ASSETS:
Organizational costs (net
 of amortization)                                 346

TOTAL CURRENT
  ASSETS                                          997

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES
Accounts payable                                2,740

STOCKHOLDERS' EQUITY
Common stock, no par value
 100,000,000 shares authorized;
 1,717,000 shares issues and
 outstanding                                    8,585
Preferred stock, no par value
 10,000,000 shares authorized
 no shares issued and outstanding                   -
Additional paid-in capital                        925
Deficit accumulated during the
 development stage                           <11,253>

 Total stockholders' equity                   <1,743>

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                            997

/TABLE

CHELMSFORD CAPITAL, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF LOSS AND                     ACCUMULATED
DEFICIT
AS OF AND FOR THE SIX MONTHS ENDED
JULY 31, 1996

(UNAUDITED)

_______________



                     Period from
                     Inception        For the        For the
                     (1/19/95)      period ended  period ended
                     thru 7/31/96      1996             1995

INCOME                            -                 -                 -


EXPENSES
Legal and
 professional                 8,762             1,506             1,661
Amortization                    154                25                25
Bank charges                     69                 9                 2
Rent                            925               150               150
Miscellaneous fees              105                 -                 -
Director fees                 1,238                 -                 -

TOTAL EXPENSES               11,253             1,690             1,838

NET LOSS                   (11,253)           (1,690)           (1,838)

Accumulated deficit
 Balance, beginning of
 period                           -           (9,563)           (5,376)

 Balance, end of
 period                    (11,253)          (11,253)         (9,214)

Loss per common
 share                        (NIL)             (NIL)             (NIL)
WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING              1,697,395         1,697,395         1,695,000
/TABLE

CHELMSFORD CAPITAL, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
                                              SIX MONTHS ENDED
                                                 JULY 31, 1996

                                                  (UNAUDITED)

                                                _______________


                     Period from
                     Inception           For the         For the
                     (1/15/95)         period ended    period ended
                     to 7/31/96            1996            1995

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss           (11,253)          (1,690)           (4,838)
Noncash items
 included in net loss:
  Amortization          154               25                25
  Rent                  925              150               150
  Stock issued for
  services            1,238                -                 -
Changes in:
  Current
  liabilities         2,740            1,506              (12)
Net cash used
  by operating
  activities        (6,196)              (9)           (1,645)


CASH FLOWS FROM
 INVESTING
 ACTIVITIES

Issuance of common
  stock               6,847                -                 -

Net cash and cash
 equivalents provided
 (used) by financing
 activities             651                -                 -

Net increase
 (decrease) in
 cash and cash
 equivalents            651             (97)           (1,675)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                   -              660             3,373

CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD          651            (651)             1,698
/TABLE

CHELMSFORD CAPITAL, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED
JULY 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Development Stage Company
Chelmsford Capital, Ltd. ("the Company") was incorporated under the laws of the State of Colorado on January 19, 1995. Its office is located at the home of its President at 7331 South Meadow
Court, Boulder, Colorado  80301.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. Its has no full-time employees and owns no real property. The Company intends to seek out and take advantage of business opportunities that may have potential for profit, and to that end, intends to acquire properties or businesses, or a controlling interest therein. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

The Company currently does not own any properties or an interest in any business. Moreover, it has not identified any properties or business opportunities that it shall seek to acquire, has no understanding or arrangement to acquire any properties or business interests, and has not identified any specific geographical area, industry, or type of business in which it intends to operate.

         Account Method
The Company records income and expenses on the accrual method.

2.  STOCKHOLDERS EQUITY
The Company is authorized to issue up to 10,000,000 shares of its no par value preferred stock. The preferred stock may be issued in series, from time to time, with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of July 31, 1996, no shares of preferred stock were issued or outstanding.

3.  RELATED PARTY TRANSACTIONS
The Company's Vice-President and director is a partner in the law firm of Frascona, Joiner & Goodman, P.C., the Company's general and securities counsel. Since inception, the Company has paid $7,731 for legal services rendered.


The President of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.  SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES.
As mentioned in Note 3, the Company has incurred $925 since inception in rent expense which has been designated as paid-in capital.

5.  REGISTRATION OF SECURITIES.
The Company has registered its common shares and units under
Section 12(g) of the 1934 Exchange Act.