Form 10QSB
period 1996-10-31
CHELMSFORD CAPITAL LTD
filed 1996-12-13
CIK 943657

U.S. SECURITIES AND EXCHANGE
                                COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
__X__ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1996.

_____ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   0-25818

                           CHELMSFORD CAPITAL, LTD.
                  (Name of small business in its charter)

Colorado                                  84-1293163
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

1055 E. Tropicana Avenue, Suite 700
Las Vegas, Nevada                      89119
(Address of Principal Office)        Zip Code

Issuer's telephone number:    (702) 436-1000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 10/31/96 the following shares of common were outstanding: Common Stock, no par value, 1,717,000 shares; Class A Warrants to purchase common stock, 2,739,000; Class B Warrants to purchase common stock, 1,369,500.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

         The unaudited financial statements of registrant for the nine months ending October 31, 1996, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

         (b)  Exhibit 27 - Financial Data Schedule

ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES: The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $6,847.50 from its inside capitalization funds.
Consequently, the Company's balance sheet for the period of October 31, 1996, reflects a current asset value of $0 and a total asset value of $321.

RESULTS OF OPERATION:  During the period from January 19,
1995 (inception) through October 31, 1996, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The company has experienced a net loss of $11,753 since inception. This loss is primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws and general and administrative expenses.

For the current fiscal year, the Company anticipates an increased net loss owing to expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will no generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.


Subsequent to October 31, 1996, a change of control of the Company occurred which was disclosed in a report on Form 8-K dated November 6, 1996. The Company did not complete a business combination in conjunction with the change of control, and as a result, the change of control is not expected to have any current effect on operations.

NEED FOR ADDITIONAL FINANCING: The Company will require additional funds to pay its expenses, including the costs of compliance with the continuing reporting requirements of the Securities and Exchange Act of 1934, as amended, until it has competed a business combination. However, no other commitments to provide funds have been made by management or other stockholders as of the date of this report.

Part II

PART 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBIT 27 - FINANCIAL DATA
SCHEDULE

         There have been no reports on Form 8-K for the quarter ending October 31, 1996.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHELMSFORD CAPITAL, LTD.

__________________________________
(Registrant)

Date: December 12, 1996

/s/John R. Mulder

John R. Mulder, President

FINANCIAL STATEMENTS
CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)

Quarter Ended October 31, 1996
CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statement of Loss and Deficit
Statement of Cash Flows
Notes to Financial Statements
CHELMSFORD CAPITAL, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF AND FOR THE QUARTER ENDED
OCTOBER 31, 1996

                           (UNAUDITED)

                         _______________



ASSETS

CURRENT ASSETS:
Cash and cash equivalents                           0
OTHER ASSETS:
Organizational costs (net
 of amortization)                                 321

TOTAL CURRENT
  ASSETS                                          321

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES
Accounts payable                                    0

STOCKHOLDERS' EQUITY
Common stock, no par value
 100,000,000 shares authorized;
 1,717,000 shares issues and
 outstanding                                    8,585
Preferred stock, no par value
 10,000,000 shares authorized
 no shares issued and outstanding                   -
Additional paid-in capital                      3,489
Deficit accumulated during the
 development stage                           (11,753)

 Total stockholders' equity                       321

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                            321

/TABLE

CHELMSFORD CAPITAL, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT
AS OF AND FOR THE NINE MONTHS ENDED
OCTOBER 31, 1996

(UNAUDITED)

_______________



                     Period from
                     Inception               For the        For the
                     (1/19/95)              period ended  period ended
                     thru 10/31/96           10/31/1996    10/31/1995

INCOME                            -                 -                -

EXPENSES
Legal and
 professional                 9,072               310              444
Amortization                    179                25               25
Bank charges                     84                15               12
Rent                          1,075               150              150
Miscellaneous fees              105                 -                -
Director fees                 1,238                 -                -

TOTAL EXPENSES               11,753               500              631

NET LOSS                   (11,253)             (500)            (631)

Accumulated deficit
 Balance, beginning of
 period                           -          (11,253)          (7,214)

 Balance, end of
 period                   (11,753)           (11,753)         (7,845)

Loss per common
 share                        (NIL)             (NIL)            (NIL)
WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING              1,697,395         1,697,395        1,695,000

CHELMSFORD CAPITAL, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED
OCTOBER 31, 1996

                                                  (UNAUDITED)

                                                _______________


                    Period from
                    Inception               For the           For the
                    (1/15/95)               period ended      period ended
                    to 10/31/96             10/31/1996        10/31/1995

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                   (11,753)             (500)            (631)
Noncash items
 included in net loss:
  Amortization                  179                25               25
  Rent                        1,075               150              150
  Stock issued for
  services                    1,238                 -                -
  Paid in capital             2,414             2,414                -
Changes in:
  Current
  liabilities                   -0-           (2,740)            (558)
Net cash used
  by operating
  activities                (6,847)             (651)          (1,014)


CASH FLOWS FROM
 INVESTING
 ACTIVITIES

Issuance of common
  stock                       6,847                 -                -

Net cash and cash
 equivalents provided
 (used) by financing
 activities                   6,847                 -                -

Net increase
 (decrease) in
 cash and cash
 equivalents                    -0-             (651)          (1,014)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                         -0-               651            1,698

CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD                  -0-               -0-              684

CHELMSFORD CAPITAL, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED
OCTOBER 31, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
         Development Stage Company

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

2.  STOCKHOLDERS EQUITY.
The Company is authorized to issue up to 10,000,000 shares of its no par value preferred stock. The preferred stock may be issued in series, from time to time, with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of October 31, 1996, no shares of preferred stock were issued or outstanding.

3.  SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES.
As mentioned in Note 3, the Company has incurred $1075 since inception in rent expense which has been designated as paid-in capital.

4.  REGISTRATION OF SECURITIES.
The Company has registered its common shares and units under
Section 12(g) of the 1934 Exchange Act.

5.  SUPPLEMENTAL EVENT.
Effective as of November 6, 1996, there was a change in control of the Company. Capital Twain, Inc., a Nevada corporation, purchased 1,189,500 shares of the Company's issued and outstanding stock. At the same time, 347,500 shares of the previously issued and outstanding shares were surrendered to the Company for cancellation. As a result, the shares purchased by Capital Twain, Inc., represent 86.86% of the issued and outstanding stock. In conjunction with the change of control, all previous officers and directors of the Company resigned, and John
R. Mulder was appointed as the sole officer and director.