Form 10-K
period 1997-01-31
CHELMSFORD CAPITAL LTD
filed 1997-05-16
CIK 943657

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-KSB
(Mark One)
X    Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] for the fiscal year ended
January 31, 1997.

____ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   0-25818

                        CHELMSFORD CAPITAL, LTD.
                 (Name of small business in its charter)

     Colorado                            84-1293163
__________________________________________________________
(State or other                            (IRS Employer Identification
jurisdiction of Incorporation)                        No.)

                        3900 Paradise, Suite 283
__________________________________________________________
        Address of Principal Executive Office (street and number)

                         Las Vegas, Nevada 89109
__________________________________________________________
                        City, State and Zip Code

(Issuer's telephone number:  (702)436-1000

Securities to be registered under Section 12(b) of the Act:

                           Title of each class
__________________________________________________________
                                   N/A

Securities to be registered under Section 12(g) of the Act:

                       Common Stock, no par value
                            (Title of Class)

                Class A Warrants to Purchase Common Stock
                            (Title of Class)

                Class B Warrants to Purchase Common Stock
                            (Title of class)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $  -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,369,500 shares.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.


                                 PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

General

        The Company was incorporated under the laws of the State of Colorado on January 19, 1995, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The
Company has no full-time employees and owns no real estate.

        On November 6, 1996, a change in control of the Company occurred. On that date, Capital Twain, Inc., a Nevada corporation, purchased 1,189,500 shares of the Company's common stock. As a precondition to the purchase of such shares by Capital Twain, Inc., the persons who were previously the principal shareholders of the Company surrendered for cancellation a total of 347,500 shares of stock. Following these transactions, the 1,189,500 shares of stock purchase by Capital Twain, inc. constituted approximately 86.86% of the Company's issued and outstanding stock.

        In conjunction with the change in control, the previous officers and directors of the Company resigned, and John R. Mulder, Las
Vegas, Nevada, was elected to serve as the sole officer and director of the Company.

        The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

        As of the end of its fiscal year ending January 31, 1997, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. During the fiscal year ending January 31, 1997, the Company's officers and directors had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by an entity like the Company, whose shares are registered under the Securities Exchange Act of 1934. However, none of these preliminary contacts or discussions resulted in any type of agreement.

        It is anticipated that the Company's officers and directors will continue to initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

        The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities.") The
Company anticipates that the business opportunities presented to it will
(i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

        The Company does not propose to restrict its search for in-vestment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

        As a consequence of the Company's registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholder by the target entity or its controlling shareholders.

        It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

        To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the Company's management, the Company will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

        It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

        It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders' advice and consent, or because state law so requires.

        The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

        (a) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

        (b) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

        (c) Strength and diversity of existing management, or man-agement prospects that are scheduled for recruitment;

        (d) Capital requirements and anticipated availability of re-quired funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

        (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential;

        (f) The extent to which the business opportunity can be ad-vanced;

        (g) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

        (h) The accessibility of required management expertise, per-sonnel, raw materials, services, professional assistance, and other required items; and

        (i) Whether the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future to become, such as to permit the securities of the Company, following the business combination, to qualify to be listed on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The
Company - Regulation of Penny Stocks."

        In regard to the last criterion listed above, the current standards for NASDAQ listing include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, although a proposal is pending to increase these listing requirements. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria. To the extent that the Company seeks potential NASDAQ listing, therefore, the range of business opportunities that are available for evaluation and potential acquisition by the Company would be significantly limited.

        In applying the criteria listed above, no one of which will be controlling, management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

        The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

        Prior to making a decision to participate in a business op-portunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

        As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

        Company management believes that various types of potential merger ar acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

        It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business op-portunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Compa-ny and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction.
As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

        It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immedi-ately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

        It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

        The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

        As a general matter, the Company anticipates that it will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind either the Company or the business opportunity to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor the business opportunity will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should either party elect to exercise any right provided in the agreement to terminate it on specified grounds.

        It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Competition

        The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

        The Company currently maintains a mailing address at 3900
Paradise, Suite 283, Las Vegas, Nevada 89109. The Company's telephone number there is (702) 436-1000. The Company believes these facilities to be adequate for its needs in the foreseeable future. The Company pays no rent for the use of these facilities.

Employees

        The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anti-cipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for em-ployees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."


ITEM 2.        DESCRIPTION OF PROPERTY.

        The Company currently maintains a mailing address at 3900
Paradise, Suite 283, Las Vegas, Nevada 89109. The Company's telephone number there is (702) 436-1000. The Company believes these facilities to be adequate for its needs in the foreseeable future. The Company pays no rent for the use of these facilities.

        The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3.        LEGAL PROCEEDINGS.

        The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

        No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended January 31, 1997.


                                 Part II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

        There is currently no public trading market for the Company's securities. The securities are held of record by a total of approximately 17 persons.

        No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.

        The Company's plan of operations for the next twelve months is to continue to carry out its plan of business discussed above. This includes seeking to complete a merger or acquisition transaction with a small or medium-sized enterprise which desires to become a public corporation. In selecting a potential merger or acquisition candidate, the Company will consider many factors, including, but not limited to, potential for growth and profitability, quality and experience of management, capital requirements, and the ability of the Company to qualify its shares for trading on NASDAQ or on an exchange.

        The types of business enterprises which it is believed might find a business combination with the Company to be attractive include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisi-tion candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, foreign companies desiring to obtain access to U.S. customers and U.S. capital markets, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

        Although it has had preliminary discussions with several potential merger or acquisition candidates, the Company is unable to predict when it may participate in a business opportunity. It has not established any deadline for completion of a transaction, and antici-pates that the process could continue throughout the next twelve months.

        The Company's balance sheet for the fiscal year ended January
31, 1997, reflects no current assets and current liabilities in the amount of $3,309. Accordingly, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.

ITEM 7.        FINANCIAL STATEMENTS.

        See following pages.
CHELMSFORD CAPITAL, LTD.
(a development stage company)

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
January 31, 1997


                             C O N T E N T S


Report of Independent Certified Public Accountant

Balance Sheet

Statements of Loss and Accumulated Deficit

Statement of Stockholders' Equity

Statements of Cash Flows

Notes to the Financial Statements

                  REPORT OF CERTIFIED PUBLIC ACCOUNTANT

Board of Directors and Stockholders of
Chelmsford Capital, Ltd.

We have audited the accompanying consolidated balance sheet of Chelmsford Capital, Ltd. (a development stage company) for the year ended January 31, 1997, and the related statements of loss and accumulated deficit, cash flows and stockholders' equity, for each of the years ended January 31, 1997 and 1996, and for the period from January 19, 1995 (date of inception) through January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelmsford Capital Ltd. as of January 31, 1997, and the results of its operations and its cash flows for the period from January 19, 1995 (inception), to January 31, 1997, in conformity with generally accepted accounting principles.


Comiskey & Company, Professional Corporation
Aurora, Colorado
April 28, 1997
         CHELMSFORD CAPITAL, LTD. (A Development Stage Company)
                              BALANCE SHEET
                            January 31, 1997

  ASSETS

CURRENT ASSETS
Cash and cash equivalents                                 -

 Total current assets                                     -

NON-CURRENT ASSETS
Organizational costs (net)                              321

 Total other assets                                     321

 TOTAL ASSETS                                           321

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                     3,309

 Total current liabilities                            3,309

STOCKHOLDERS' EQUITY
Common stock, no par value; 100,000,000
   authorized; 1,369,500 shares issued and
   outstanding                                        8,585
Preferred stock, no par value; 10,000,000
   shares authorized; no shares issued and
   outstanding                                            -
Additional paid-in capital                            3,489
Deficit accumulated during the development
   stage                                           (15,062)

   Total stockholders' equity                       (2,988)

   TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                             321

The accompanying notes are an integral part of the financial statements.
         CHELMSFORD CAPITAL, LTD. (A Development Stage Company)
               STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                        Period
                     January 19, 1995               For the year ended
                      (Inception) to                    January 31,
                      January 31, 1997          1997           1996

REVENUES                     -                     -              --

EXPENSES
 Amortization              179                    75            100
 Bank Charges               84                    38             30
 Rent                    1,075                   450            600
 Legal & professional   12,381                 6,125          5,256
 Miscellaneous Fees        105                     -            105
    Directors Fees       1,238                     -              -

 Total expenses         15,062                 6,688          6,091

NET LOSS              (15,062)               (6,688)        (6,091)

 Balance, beginning of
 period                      -               (8,374)        (2,283)

 Balance, end of
 period               (15,062)              (15,062)        (8,374)

NET LOSS
 PER SHARE               (NIL)                 (NIL)          (NIL)

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING         1,359,565             1,369,500      1,349,895

The accompanying notes are an integral part of the financial statements.
         CHELMSFORD CAPITAL, LTD. (A Development Stage Company)
             STATEMENT OF STATEMENT OF STOCKHOLDERS' EQUITY
                Period from January 15, 1995 (inception)
                        through January 31, 1997
                              (page 1 of 2)

                                 Common Stock            Additional
                              Number of                    paid-in
                              Shares         Amount        Capital

Issuance of stock for
 services January 19, 1995
 ($.005 PER SHARE)            347,500          1,738              -

Issuance of stock for
 cash during January, 1995
 ($.005 PER SHARE)          1,347,500          6,737              -

Rent provided at no charge          -              -             25

Loss for the period
 ended January 31, 1995             -              -              --

BALANCE AT
 JANUARY 31, 1995           1,695,000          8,475             25

Issuance of stock for
 cash, December 15, 1995
 ($.005 PER SHARE)             18,000             90              -

Issuance of stock for
 cash, January 12, 1996
 ($.005 PER SHARE)              2,000             10              -

Issuance of stock for
 cash, January 24, 1996
 ($.005 PER SHARE)              2,000             10              -

Rent provided at no charge          -              -            600

Loss for period
 ended January 31, 1996             -              -              --

BALANCE AT
 JANUARY 31, 1996           1,717,000          8,585            625

Expenses paid by
 related party                      -              -          2,414

Rent provided at no charge          -              -            450

Canceled shares             (347,500)              -              -

Loss for the period
 ended January 31, 1997             -              -              -

BALANCE AT
 JANUARY 31, 1997           1,369,500          8,585          3,489

The accompanying notes are an integral part of the financial statements.
         CHELMSFORD CAPITAL, LTD. (A Development Stage Company)
             STATEMENT OF STATEMENT OF STOCKHOLDERS' EQUITY
                Period from January 15, 1995 (inception)
                        through January 31, 1997
                              (page 2 of 2)

                                             Deficit
                                         accumulated          Total
                                          during the       stockholders'
                                   development stage          Equity

Issuance of stock for
 services January 19, 1995
 ($.005 PER SHARE)                          -                 1,738

Issuance of stock for
 cash during January, 1995
 ($.005 PER SHARE)                          -                 6,737

Rent provided at no charge                  -                    25

Loss for the period
 ended January 31, 1995               (2,283)               (2,283)

BALANCE AT
 JANUARY 31, 1995                     (2,283)                 6,217

Issuance of stock for
 cash, December 15, 1995
 ($.005 PER SHARE)                          -                    90

Issuance of stock for
 cash, January 12, 1996
 ($.005 PER SHARE)                          -                    10

Issuance of stock for
 cash, January 24, 1996
 ($.005 PER SHARE)                          -                    10

Rent provided at no charge                  -                   600

Loss for period
 ended January 31, 1996               (6,091)               (6,091)

BALANCE AT
 JANUARY 31, 1996                     (8,374)                   836

Expenses paid by
 related party                              -                 2,414

Rent provided at no charge                  -                   450

Canceled shares                             -                     -

Loss for the period
 ended January 31, 1997               (3,379)               (3,379)

BALANCE AT
 JANUARY 31, 1997                    (11,753)                   321

The accompanying notes are an integral part of the financial statements.
         CHELMSFORD CAPITAL, LTD. (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                   Period
                             January 19, 1995            For the year
                            (Inception) to              ended January 31
                            January 31, 1997         1997            1996

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss                    (15,062)        (6,688)        (6,091)
 Non cash items included
 in net loss:
    Rent                        1,075            450            600
    Amortization expense          179             75            100
    Expenses paid by
      related party             2,414          2,414              -
    Stock issued for services   1,238              -              -

 Changes in:
    Current liabilities         3,309          3,076            233

 Net cash used by
    operating activities      (6,847)          (673)        (5,158)

CASH FLOWS FROM
 INVESTING ACTIVITIES               -              -              -

CASH FLOWS FROM
 FINANCING ACTIVITIES

 Issuance of common stock       6,847              -            110

 Net cash provided by
    financing activities        6,847              -            110

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                        -          (673)        (5,048)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                -            673          5,721


CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      -              -            673

The accompanying notes are an integral part of the financial statements.
         CHELMSFORD CAPITAL, LTD. (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 1997

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        Development stage activities

Chelmsford Capital, Ltd. (the "Company") was incorporated under the laws of the state of Colorado on January 19, 1995. The Company's offices are now located in Nevada.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to seek out and take advantage of business opportunities that may have potential for profit, and to that end, intends to acquire properties or businesses, or a controlling interest therein. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

The Company is currently inactive, has no liquid assets, properties or an interest in any business. Moreover, it has not identified any properties or business opportunities that it shall seek to acquire, has no understanding or arrangement to acquire any properties or business interests, and has not identified any specific geographical area, industry, or type of business in which it intends to operate.

ACCOUNTING METHOD

The Company records income and expense on the accrual method.

FISCAL YEAR

The Company has selected a January 31 fiscal year end.

LOSS PER SHARE

Loss per share was computed using the weighted average number of shares outstanding during the period.

ORGANIZATIONAL COSTS

The Company is amortizing organizational costs over a sixty-month period.

USE OF ESTIMATES

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

STATEMENT OF CASH FLOWS

For the purposes of the statement of cash flows, the Company considers highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

2.      STOCKHOLDERS' EQUITY
As of January 31, 1997, 1,369,500 shares of the Company's no par value common stock were issued and outstanding, along with 2,739,000 Class A warrants and 1,369,500 Class B warrants to purchase one additional share of common stock for $2.00 and $4.00 per share, respectively. The warrants are exercisable from August 1, 1995, until December 31, 1999, and are cancelable at the discretion of the Company.

The Company also reserves the right to extend the expiration date or reduce the exercise price of any or all classes of warrants upon giving five days notice. The warrants can only be exercised when a current registration statement for the shares underlying the warrants is on file. If the Company acquires a business opportunity and is unable to have a registration statement covering the shares underlying these warrants declared effective, by their terms, no warrants can be exercised and they may become valueless.

The Board of Directors determined a stated value for the common stock of $0.0005 per share, with any balance paid per share designated as additional paid-in capital.

The Company is authorized to issue up to 10,000,000 shares of its no par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. At January 31, 1997, no shares of the Company's no par value preferred stock were issued or outstanding.

During the year ended January 31, 1997, a total of 347,500 shares of the common stock of the Company were canceled. All share and per share amounts have been restated to reflect this cancellation.

3.      TRANSFER OF OWNERSHIP

For the year ended January 31, 1997, a controlling interest (1,189,000 shares) of the Company's common stock was purchased by an unrelated party. Since the transfer of ownership, no additional transaction have taken place.

4.      SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

From inception and through the third quarter of the year ended January 31, 1997, the Company has incurred $1,075 in rent expense which has been designated as additional paid-in capital.

Also, since inception and through the third quarter of the year ended January 31, 1997, the Company has accumulated amortization of the organization costs of $179. The organization costs are to be amortized over 5 years.

5.      INCOME TAXES

The Company has federal net operating loss carryforwards of approximately $11,300 which expire in the years 2010 to 2012. The tax benefit of these net operating losses, which total approximately $2,300 has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination, under IRC Section 381.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

        The Company has had no change in, or disagreements with, it's principal independent accountant since the date of inception.


                                Part III


ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

        The directors and executive officers currently serving the Company are as follows:

Name                          Age               Positions Held and
                                                Tenure
John R. Mulder                 60               President and Director



   The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

   The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

John R. Mulder, President

Professional Experience

From 1989 to the present, Mr. Mulder has served as Assistant Vice President, TPM Financial, Inc., in charge of acquisition. He formulated the acquisition department and established procedures for defining and tracking of all possible acquisitions. He is responsible for finding loan portfolios, the evaluation of those portfolios, and any other criteria necessary for the purchase of an asset. He reviews all bids for accuracy and prepares them for finalization.

Mr. Mulder attended Elgin College, the University of Maryland, the University of Amsterdam, the University of Heidelberg, and the University of Wisconsin. Specializing in finance, commercial real estate, leasing and land development, he holds the following degrees:
B.S., MBA, and PhD.

Compliance With Section 16(a) of the Exchange Act.

   To the best knowledge and belief of the Company, each of the directors, officers or beneficial owners of more than 10% of the Company's securities filed the Initial Statement of Beneficial
Ownership of Securities on Form 3, following the initial registration of the Company's securities under Section 12(g) of the Exchange Act.
None of such persons filed the Annual Statement of Beneficial
Ownership of Securities on Form 5, within 45 days after the end of the Company's fiscal year, but to the best knowledge and belief of the Company, each of them has now filed a Form 5 for the fiscal year ended January 31, 1997. However, none of such officers, directors or beneficial owners of securities has effected any transactions in such securities at any time from the date of registration under the Exchange Act through the end of it's most recent fiscal year.


ITEM 10.          EXECUTIVE COMPENSATION.

   No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain
Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and                 Number of Shares              Percent of
Address                  Owned Beneficially            Class Owned

Capital Twain, Inc. <F1>
3900 Paradise, Suite 283
Las Vegas, NV  89109                   1,189,500            86.86%

All directors and
executive officers
(1 person)                                     0            0%

<F1>
Does not include 2,695,000 shares subject to Class A Warrants owned by such shareholder exercisable at $2.00 per share beginning August 1, 1995, or 1,347,500 shares subject to Class B Warrants owned by such shareholder exercisable at $4.00 per share beginning August 1, 1995.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Indemnification of Officers and Directors

   As permitted by Colorado law, the Company's Articles of In-corporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

   Pursuant to the Colorado Corporation Code, the Company's Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-5-114 of the Colorado Corporation Code, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Change of Control


Conflicts of Interest

   None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

   In January, 1995, the Company issued to its officers, directors, and others a total of 1,717,000 shares of Common Stock, Class A Warrants to purchase 2,739,000 additional shares of Common Stock at $2.00 per share, and Class B Warrants to purchase 1,369,500 additional shares of Common Stock at $4.00 per share for a total of $6,847.50 in cash and $1,737.50 in services, or an average of approximately $0.005 per share (without allocating any of the consideration to the Warrants).

   On November 6, 1996, Capital Twain, Inc. purchased 1,189,500 shares of the Company's common stock, 2,695,000 Class A Warrants and 1,347,500 Class B Warrants for a total purchase price of $70,000. The sellers were Gary S. Joiner, Scott Olson, Grant Peck, Dean Sessions, John Stearns and Cumberland Capital Corporation, who were the principal shareholders of the Company prior to completion of the sales transaction.

   In conjunction with the sales transaction, Gary S. Joiner, Scott Olson, Grant Peck, Dean Sessions, and John Stearns surrendered for cancellation a total of 347,500 shares which had been issued to them for services at the time of formation of the Company. Following the surrender of such shares, the Company had a total of 1,369,500 shares issued and outstanding.

   Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock or Warrants held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an uniden-tified business entity.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 10-KSB.

   The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                      Document

3.1                              Articles of Incorporation
3.2                              Bylaws
4.1                              Warrant Agent Agreement
4.2                              Specimen Class A Warrant
4.3                              Specimen Class B Warrant

One report on Form 8-K dated November 6, 1996, was filed by the Company during the last quarter of it's fiscal year ending January 31, 1997, to report the change in control of the Company.

Signatures


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


CHELMSFORD CAPITAL, LTD.


By: /s/ John R. Mulder
   (Principal Executive Officer)

Date: May 15, 1997

                 U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549
                             _______________


                               FORM 10-KSB


X - Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] for the fiscal year ended
January 31, 1997.


                        CHELMSFORD CAPITAL, LTD.
__________________________________________________________
         (Exact name of registrant as specified in its charter)


Colorado                 0-25818              84-1293163
__________________________________________________________
(State or other       (Commission                I.R.S.Employer
jurisdiction           File Number)     Identification No.)
of incorporation)

3900 Paradise, Suite 283
Las Vegas, Nevada                               89109
__________________________________________________________
(Address of Principal Office)                 (Zip Code)

(702)436-1000
__________________________________________________________
Issuer's telephone number

                              EXHIBIT INDEX

Exhibit
No.               Document

3.1               Articles of Incorporation
3.2               Bylaws
4.1               Warrant Agent Agreement
4.2               Specimen Class A Warrant
                  Certificate
4.3               Specimen Class B Warrant
                  Certificate
27                Financial Data Schedule
/TABLE

EXHIBIT 3.1 - ARTICLES OF INCORPORATION


                        ARTICLES OF INCORPORATION
                                   OF
                        CHELMSFORD CAPITAL, LTD.

   The undersigned, who, if a natural person, is eighteen years of age or older, hereby establishes a corporation pursuant to the Colorado Business Corporation Act as amended and adopts the following
Articles of Incorporation:

   FIRST:  The name of the corporation is Chelmsford Capital, Ltd.

   SECOND: The corporation shall have and may exercise all of the rights, powers and privileges now or hereafter conferred upon corporations organized under the laws of Colorado. In addition, the corporation may do everything necessary, suitable or proper for the accomplishment of any of its corporate purposes. The corporation may conduct part or all of its business in any part of Colorado, the United States or the world and may hold, purchase, mortgage, lease and convey real and personal property in any of such places.

   THIRD: The aggregate number of shares which the corporation shall have authority to issue is one hundred ten million (110,000,000) shares of which a portion shall be common stock and a portion shall be preferred stock, all as described below.

   A. Common Stock. The aggregate number of common shares which the corporation shall have the authority to issue is one hundred million (100,000,000), which shares shall be designated "Common
Stock." Subject to all the rights of the Preferred Stock as expressly provided herein, by law or by the Board of Directors pursuant to this Article, the Common Stock of the corporation shall possess all such rights and privileges as are afforded to capital stock by applicable law in the absence of any express grant of rights or privileges in these Articles of Incorporation, including, but not limited to, the following rights and privileges:

   (a) dividends may be declared and paid or set apart for payment on the Common Stock out of any assets or funds of the corporation legally available for the payment of dividends;

   (b) the holders of Common Stock shall have unlimited voting rights, including the right to vote for the election of directors and on all other matters requiring stockholder action. Each holder of Common Stock shall have one vote for each share of Common Stock standing in his name on the books of the corporation and entitled to vote, except that in the election of directors each holder of Common Stock shall have as many votes for each share of Common Stock held by him as there are directors to be elected and for whose election the holder of Common Stock has a right to vote. Cumulative voting shall not be permitted in the election of directors or otherwise.

   (c) on the voluntary or involuntary liquidation, dissolution or winding up of the corporation, and after paying or adequately providing for the payment of all of its obligations and amounts payable in liquidation, dissolution or winding up, and subject to the rights of the holders of Preferred Stock, if any, the net assets of the corporation shall be distributed pro rata to the holders of the Common Stock.

   B. Preferred Stock. The aggregate number of preferred shares which this corporation shall have the authority to issue is ten million (10,000,000) shares, each with no par value, which shares shall be designated "Preferred Stock." Shares of Preferred Stock may be issued from time to time in one or more series as determined by the Board of Directors. The Board of Directors is hereby authorized, by resolution or resolutions, to provide from time to time, out of the unissued shares of Preferred Stock not then allocated to any series of Preferred Stock, for a series of the Preferred Stock. Each such series shall have distinctive serial designations. Before any shares of any such series of Preferred Stock are issued, the Board of Directors shall fix and determine, and is hereby expressly empowered to fix and determine, by resolution or resolutions, the voting powers, full or limited, or no voting powers, and the designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations and restrictions thereof as provided by Colorado law.
Before issuing any shares of a class or series, the corporation shall deliver to the secretary of state for filing articles of amendment to these articles of incorporation that set forth information required by Colorado law, including but not limited to, the designations, preferences, limitations, and relative rights of the class or series of shares.

   C. Voting. Unless otherwise ordered by a court of competent jurisdiction, at all meetings of shareholders one-third of the shares of a voting group entitled to vote at such meeting, represented in person or by proxy, shall constitute a quorum of that voting group.

   FOURTH: The number of directors of the corporation shall be fixed by the bylaws, or if the bylaws fail to fix such a number, then by resolution adopted from time to time by the board of directors, provided that the number of directors shall not be more than five (5) nor less than three (3). Five (5) directors shall constitute the initial board of directors. The following persons are elected to serve as the corporation's initial directors until the first annual meeting of shareholders or until their successors are duly elected and qualified:

Name                                    Address
Gary S. Joiner                          4750 Table Mesa Drive
                                        Boulder, Colorado 80303

Grant W. Peck                           4555 Kingston Street
                                        Denver, Colorado 80239

Dean F. Sessions                        2040 W. 10th Ave., Apt. E301
                                        Broomfield, Colorado 80020


   FIFTH: The street address of the initial registered office of the corporation is 4750 Table Mesa Drive, Boulder, Colorado 80303. The name of the initial registered agent of the corporation at such address is Gary S. Joiner.

   SIXTH: The address of the initial principal office of the corporation is 2040 W. 10th Avenue, Apt. E-301, Broomfield,
Colorado 80020.

   SEVENTH: The following provisions are inserted for the management of the business and for the conduct of the affairs of the corporation, and the same are in furtherance of and not in limitation or exclusion of the powers conferred by law.

   (a) Conflicting Interest Transactions. As used in this paragraph, "conflicting interest transaction" means any of the following: (i) a loan or other assistance by the corporation to a director of the corporation or to an entity in which a director of the corporation is a director or officer or has a financial interest; (ii) a guaranty by the corporation of an obligation of a director of the corporation or of an obligation of an entity in which a director of the corporation is a director or officer or has a financial interest; or (iii) a contract or transaction between the corporation and a director of the corporation or between the corporation and an entity in which a director of the corporation is a director or officer or has a financial interest. No conflicting interest transaction shall be void or voidable, be enjoined, be set aside, or give rise to an award of damages or other sanctions in a proceeding by a shareholder or by or in the right of the corporation, solely because the conflicting interest transaction involves a director of the corporation or an entity in which a director of the corporation is a director or officer or has a financial interest, or solely because the director is present at or participates in the meeting of the corporation's board of directors or of the committee of the board of directors which authorized, approves or ratifies a conflicting interest transaction, or solely because the director's vote is counted for such purpose if: (A) the material facts as to the director's relationship or interest and as to the conflicting interest transaction are disclosed or are known to the board of directors or the committee, and the board of directors or committee in good faith authorizes, approves or ratifies the conflicting interest transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors are less than a quorum; or (B) the material facts as to the director's relationship or interest and as to the conflicting interest transaction are disclosed or are known to the shareholders entitled to vote thereon, and the conflicting interest transaction is specifically authorized, approved or ratified in good faith by a vote of the shareholders; or (C) a conflicting interest transaction is fair as to the corporation as of the time it is authorized, approved or ratified by the board of directors, a committee thereof, or the shareholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors or of a committee which authorizes, approves or ratifies the conflicting interest transaction.

   (b) Loans and Guaranties for the Benefit of Directors. Neither the board of directors nor any committee thereof shall authorize a loan by the corporation to a director of the corporation or to an entity in which a director of the corporation is a director or officer or has a financial interest, or a guaranty by the corporation of an obligation of a director of the corporation or of an obligation of an entity in which a director of the corporation is a director or officer or has a financial interest, until at least ten days after written notice of the proposed authorization of the loan or guaranty has been given to the shareholders who would be entitled to vote thereon if the issue of the loan or guaranty were submitted to a vote of the shareholders. The requirements of this paragraph (b) are in addition to, and not in substitution for, the provisions of paragraph (a) of Article SEVENTH.

   (c) Indemnification. The corporation shall indemnify, to the maximum extent permitted by law, any person who is or was a director, officer, agent, fiduciary or employee of the corporation against any claim, liability or expenses arising against or incurred by such person made party to a proceeding because he is or was a director, officer, agent, fiduciary or employee of the corporation or because he was a director, officer, agent, fiduciary or employee of the corporation or because he is or was serving another entity as a director, officer, partner, trustee, employee, fiduciary or agent at the corporation's request. The corporation shall further have the authority to the maximum extent permitted by law to purchase and maintain insurance providing such indemnification.

   (d) Limitation on Director's Liability. No director of this corporation shall have any personal liability for monetary damages to the corporation or its shareholders for breach of his fiduciary duty as a director, except that this provision shall not eliminate or limit the personal liability of a director to the corporation or its shareholders for monetary damages for: (i) any breach of the director's duty of loyalty to the corporation or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) voting for or assenting to a distribution in violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation if it is established that the director did not perform his duties in compliance with Colorado Revised Statutes Section 7-108-401, provided that the personal liability of a director in this circumstance shall be limited to the amount of the distribution which exceeds what could have been distributed without violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation; or (iv) any transaction from which the director directly or indirectly derives an improper personal benefit. Nothing contained herein will be construed to deprive any director of his right to all defenses ordinarily available to a director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

   (e) Negation of Equitable Interests in Shares or Rights. Unless a person is recognized as a shareholder through procedures established by the corporation pursuant to Colorado Revised Statutes Section 7-107-204 or any similar law, the corporation shall be entitled to treat the registered holder of any shares of the corporation as the owner thereof for all purposes permitted by the Colorado Business Corporation Act, including without limitation all rights deriving from such shares, and the corporation shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares on the part of any other person including without limitation, a purchaser, assignee or transferee of such shares, unless and until such other person becomes the registered holder of such shares or is recognized as such, whether or not the corporation shall have either actual or constructive notice of the claimed interest of such other person. By way of example and not of limitation, until such other person has become the registered holder of such shares or is recognized pursuant to Colorado Revised Statutes Section 7-107-204 or any similar applicable law, he shall not be entitled: (i) to receive notice of the meetings of the shareholders; (ii) to vote at such meetings; (iii) to examine a list of the shareholders; (iv) to be paid dividends or other distributions payable to shareholders; or (v) to own, enjoy and exercise any other rights deriving from such shares against the corporation.
Nothing contained herein will be construed to deprive any beneficial shareholder, as defined in Colorado Revised Statutes Section 7-113-101(1), of any right he may have pursuant to Article 113 of the Colorado
Business Corporation Act or any subsequent law.

   EIGHTH:  The name and address of the incorporator is:

   Gary S. Joiner
   4750 Table Mesa Drive
   Boulder, Colorado 80303

   DATED the 19th day of January, 1995.

/s/  Gary S. Joiner
Incorporator


   Gary S. Joiner hereby consents to the appointment as the initial registered agent for Chelmsford Capital, Ltd.


/s/  Gary S. Joiner
Initial Registered Agent

EXHIBIT 3.2
                                 BYLAWS
                                   OF
                        CHELMSFORD CAPITAL, LTD.

                                ARTICLE I
                                 Offices

   The principal office of the corporation shall be designated from time to time by the corporation and may be within or outside of Colorado.

   The corporation may have such other offices, either within or outside Colorado, as the board of directors may designate or as the business of the corporation may require from time to time.

   The registered office of the corporation required by the Colorado Business Corporation Act to be maintained in Colorado may be, but need not be, identical with the principal office, and the address of the registered office may be changed from time to time by the board of directors.


                               ARTICLE II
                              Shareholders

   Section 1. Annual Meeting. The annual meeting of the shareholders shall be held during the month of September of each year on a date and at a time fixed by the board of directors of the corporation (or by the president in the absence of action by the board of directors), beginning with the year 1996, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors is not held on the day fixed as provided herein for any annual meeting of the shareholders, or any adjournment thereof, the board of directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as it may conveniently be held.

   A shareholder may apply to the district court in the county in Colorado where the corporation's principal office is located or, if the corporation has no principal office in Colorado, to the district court of the county in which the corporation's registered office is located to seek an order that a shareholder meeting be held (i) if an annual meeting was not held within six months after the close of the corporation's most recently ended fiscal year or fifteen months after its last annual meeting, whichever is earlier, or (ii) if the shareholder participated in a proper call of or proper demand for a special meeting and notice of the special meeting was not given within thirty days after the date of the call or the date the last of the demands necessary to require calling of the meeting was received by the corporation pursuant to C.R.S. Section 7-107-102(1)(b), or the special meeting was not held in accordance with the notice.

   Section 2. Special Meetings. Unless otherwise prescribed by statute, special meetings of the shareholders may be called for any purpose by the president or by the board of directors. The president shall call a special meeting of the shareholders if the corporation receives one or more written demands for the meeting, stating the purpose or purposes for which it is to be held, signed and dated by holders of shares representing at least ten percent of all the votes entitled to be cast on any issue proposed to be considered at the meeting.

   Section 3. Place of Meeting. The board of directors may designate any place, either within or outside Colorado, as the place for any annual meeting or any special meeting called by the board of directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or outside Colorado, as the place for such meeting. If no designation is made, or if a special meeting is called other than by the board, the place of meeting shall be the principal office of the corporation.

   Section 4. Notice of Meeting. Written notice stating the place, date, and hour of the meeting shall be given not less than ten nor more than sixty days before the date of the meeting, except that (i) if the number of authorized shares is to be increased, at least thirty days' notice shall be given, or (ii) any other longer notice period is required by the Colorado Business Corporation Act. Notice of a special meeting shall include a description of the purpose or purposes of the meeting. Notice of an annual meeting need not include a description of the purpose or purposes of the meeting except the purpose or purposes shall be stated with respect to (i) an amendment to the articles of incorporation of the corporation, (ii) a merger or share exchange in which the corporation is a party and, with respect to a share exchange, in which the corporation's shares will be acquired,
(iii) a sale, lease, exchange or other disposition, other than in the usual and regular course of business, of all or substantially all of the property of the corporation or of another entity which this corporation controls, in each case with or without the goodwill, (iv) a dissolution of the corporation, or (v) any other purpose for which a statement of purpose is required by the Colorado Business Corporation Act. Notice shall be given personally or by mail, private carrier, telegraph, teletype, electronically transmitted facsimile or other form of wire or wireless communication by or at the direction of the president, the secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed and if in a comprehensible form, such notice shall be deemed to be given and effective when deposited in the United States mail, addressed to the shareholder at his address as it appears in the corporation's current record of shareholders, with postage prepaid. If notice is given other than by mail, and provided that such notice is in a comprehensible form, the notice is given and effective on the date received by the shareholder.

   If requested by the person or persons lawfully calling such meeting, the secretary shall give notice thereof at corporation expense. No notice need be sent to any shareholder if three successive notices mailed to the last known address of such shareholder have been returned as undeliverable until such time as another address for such shareholder is made known to the corporation by such shareholder. In order to be entitled to receive notice of any meeting, a shareholder shall advise the corporation in writing of any change in such shareholder's mailing address as shown on the corporation's books and records.

   When a meeting is adjourned to another date, time or place, notice need not be given of the new date, time or place if the new date, time or place of such meeting is announced before adjournment at the meeting at which the adjournment is taken. At the adjourned meeting the corporation may transact any business which may have been transacted at the original meeting. If the adjournment is for more than 120 days, or if a new record date is fixed for the adjourned meeting, a new notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting as of the new record date.

   A shareholder may waive notice of a meeting before or after the time and date of the meeting by a writing signed by such shareholder. Such waiver shall be delivered to the corporation for filing with the corporate records. Further, by attending a meeting either in person or by proxy, a shareholder waives objection to lack of notice or defective notice of the meeting unless the shareholder objects at the beginning of the meeting to the holding of the meeting or the transaction of business at the meeting because of lack of notice or defective notice. By attending the meeting, the shareholder also waives any objection to consideration at the meeting of a particular matter not within the purpose or purposes described in the meeting notice unless the shareholder objects to considering the matter when it is presented.

   Section 5. Fixing of Record Date. For the purposes of determining shareholders entitled to (i) notice of or vote at any meeting of shareholders or any adjournment thereof, (ii) receive distributions or share dividends, or (ii) demand a special meeting, or to make a determination of shareholders for any other proper purpose, the board of directors may fix a future date as the record date for any such determination of shareholders, such date in any case to be not more than seventy days, and, in case of a meeting of shareholders not less than ten days, prior to the date on which the particular action requiring such determination of shareholders is to be taken. If no record date is fixed by the directors, the record date shall be the date on which notice of the meeting is mailed to shareholders, or the date on which the resolution of the board of directors providing for a distribution is adopted, as the case may be. When a determination of shareholders entitled to vote at any meeting of shareholders is made as provided in this Section, such determination shall apply to any adjournment thereof unless the board of directors fixes a new record date, which it must do if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting.

   Notwithstanding the above, the record date for determining the shareholders entitled to take action without a meeting or entitled to be given notice of action so taken shall be the date a writing upon which the action is taken is first received by the corporation. The record date for determining shareholders entitled to demand a special meeting shall be the date of the earliest of any of the demands pursuant to which the meeting is called.

   Section 6. Voting Lists. The secretary shall make, at the earlier of ten days before each meeting of shareholders or two business days after notice of the meeting has been given, a complete list of the shareholders entitled to be given notice of such meeting or any adjournment thereof. The list shall be arranged by voting groups and within each voting group by class or series of shares, shall be in alphabetical order within each class or series, and shall show the address of and the number of shares of each class or series held by each shareholder. For the period beginning the earlier of ten days prior to the meeting or two business days after notice of the meeting is given and continuing through the meeting and any adjournment thereof, this list shall be kept on file at the principal office of the corporation, or at a place (which shall be identified in the notice) in the city where the meeting will be held. Such list shall be available for inspection on written demand by any shareholder (including for the purpose of this Section 6 any holder of voting trust certificates) or his agent or attorney during regular business hours and during the period available for inspection. The original stock transfer books shall be prima facie evidence as to the shareholders entitled to examine such list or to vote at any meeting of shareholders.

   Any shareholder, his agent or attorney may copy the list during regular business hours and during the period it is available for inspection, provided (i) the shareholder has been a shareholder for at least three months immediately preceding the demand or holds at least five percent of all outstanding shares of any class of shares as of the date of the demand, (ii) the demand is made in good faith and for a purpose reasonably related to the demanding shareholder's interest as a shareholder, (iii) the shareholder describes with reasonable particularity the purpose and the records the shareholder desires to inspect, (iv) the records are directly connected with the described purpose and (v) the shareholder pays a reasonable charge covering the costs of labor and material for such copies, not to exceed the estimated cost of production and reproduction.

   Section 7. Recognition Procedure for Beneficial Owners. The board of directors may adopt by resolution a procedure whereby a shareholder of the corporation may certify in writing to the corporation that all or a portion of the shares registered in the name of such shareholder are held for the account of a specified person or persons.
The resolution may set forth (i) the types of nominees to which it applies, (ii) the rights or privileges that the corporation will recognize in a beneficial owner, which may include rights and privileges other than voting; (iii) the form of certification and the information to be contained therein, (iv) if the certification is with respect to a record date, the time within which the certification must be received by the corporation, (v) the period for which the nominee's use of the procedure is effective, and (vi) such other provisions with respect to the procedure as the board deems necessary or desirable. Upon receipt by the corporation of a certificate complying with the procedure established by the board of directors, the persons specified in the certification shall be deemed, for the purpose or purposes set forth in the certification, to be the registered holders of the number of shares specified in place of the shareholder making the certification.

   Section 8. Quorum and Manner of Acting. One-third of the votes entitled to be cast on a matter by a voting group shall constitute a quorum of that voting group for action on the matter. If less than one-third of such votes are represented at a meeting, a majority of the votes so represented may adjourn the meeting from time to time without further notice, for a period not to exceed 120 days for any one adjournment. If a quorum is present at such adjourned meeting, any business may be transacted which might have been transacted at the meeting as originally noticed. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, unless the meeting is adjourned and a new record date is set for the adjourned meeting.

   If a quorum exists, action on a matter other than the election of directors by a voting group is approved if the votes cast within the voting group favoring the action exceed the votes cast within the voting group opposing the action, unless the vote of a greater number or voting by classes is required by law or the articles of incorporation.

   Section 9. Proxies. At all meetings of shareholders, a shareholder may vote by proxy by signing an appointment form or similar writing, either personally or by his duly authorized attorney-in-fact. A shareholder may also appoint a proxy by transmitting or authorizing the transmission of a telegram, teletype, or other electronic transmission providing a written statement of the appointment to the proxy, a proxy solicitor, proxy support service organization, or other person duly authorized by the proxy to receive appointments as agent for the proxy, or to the corporation. The transmitted appointment shall set forth or be transmitted with written evidence from which it can be determined that the shareholder transmitted or authorized the transmission of the appointment. The proxy appointment form or similar writing shall be filed with the secretary of the corporation before or at the time of the meeting. The appointment of a proxy is effective when received by the corporation and is valid for eleven months unless a different period is expressly provided in the appointment form or similar writing.

   Any complete copy, including an electronically transmitted facsimile, of an appointment of a proxy may be substituted for or used in lieu of the original appointment for any purpose for which the original appointment could be used.

   Revocation of a proxy does not affect the right of the corporation to accept the proxy's authority unless (i) the corporation had notice that the appointment was coupled with an interest and notice that such interest is extinguished is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment, or (ii) other notice of the revocation of the appointment is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment. Other notice of revocation may, in the discretion of the corporation, be deemed to include the appearance at a shareholders' meeting of the shareholder who granted the proxy and his voting in person on any matter subject to a vote at such meeting.

   The death or incapacity of the shareholder appointing a proxy does not affect the right of the corporation to accept the proxy's authority unless notice of the death or incapacity is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment.

   The corporation shall not be required to recognize an appointment made irrevocable if it has received a writing revoking the appointment signed by the shareholder (including a shareholder who is a successor to the shareholder who granted the proxy) either personally or by his attorney-in-fact, notwithstanding that the revocation may be a breach of an obligation of the shareholder to another person not to revoke the appointment.

   Subject to Section 11 and any express limitation on the proxy's authority appearing on the appointment form, the corporation is entitled to accept the proxy's vote or other action as that of the shareholder making the appointment.

   Section 10. Voting of Shares. Each outstanding share, regardless of class, shall be entitled to one vote, except in the election of directors, and each fractional share shall be entitled to a corresponding fractional vote on each matter submitted to a vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the articles of incorporation as permitted by the Colorado Business Corporation Act. Cumulative voting shall not be permitted in the election of directors or for any other purpose. Each record holder of stock shall be entitled to vote in the election of directors and shall have as many votes for each of the shares owned by him as there are directors to be elected and for whose election he has the right to vote.

   At each election of directors, that number of candidates equaling the number of directors to be elected, having the highest number of votes cast in favor of their election, shall be elected to the board of directors.


   Except as otherwise ordered by a court of competent jurisdiction upon a finding that the purpose of this Section would not be violated in the circumstances presented to the court, the shares of the corporation are not entitled to be voted if they are owned, directly or indirectly, by a second corporation, domestic or foreign, and the first corporation owns, directly or indirectly, a majority of the shares entitled to vote for directors of the second corporation except to the extent the second corporation holds the shares in a fiduciary capacity.

   Redeemable shares are not entitled to be voted after notice of redemption is mailed to the holders and a sum sufficient to redeem the shares has been deposited with a bank, trust company or other financial institution under an irrevocable obligation to pay the holders the redemption price on surrender of the shares.

   Section 11. Corporation's Acceptance of Votes. If the name signed on a vote, consent, waiver, proxy appointment, or proxy appointment revocation corresponds to the name of a shareholder, the corporation, if acting in good faith, is entitled to accept the vote, consent, waiver, proxy appointment or proxy appointment revocation and give it effect as the act of the shareholder. If the name signed on a vote, consent, waiver, proxy appointment or proxy appointment revocation does not correspond to the name of a shareholder, the corporation, if acting in good faith, is nevertheless entitled to accept the vote, consent, waiver, proxy appointment or proxy appointment revocation and to give it effect as the act of the shareholder if:

           (i) the shareholder is an entity and the name signed purports to be that of an officer or agent of the entity;

           (ii) the name signed purports to be that of an administrator, executor, guardian or conservator representing the shareholder and, if the corporation requests, evidence of fiduciary status acceptable to the corporation has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

           (iii) the name signed purports to be that of a receiver or trustee in bankruptcy of the shareholder and, if the corporation requests, evidence of this status acceptable to the corporation has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

           (iv) the name signed purports to be that of a pledgee, beneficial owner or attorney-in-fact of the shareholder and, if the corporation requests, evidence acceptable to the corporation of the signatory's authority to sign for the shareholder has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

           (v) two or more persons are the shareholder as co-tenants or fiduciaries and the name signed purports to be the name of at least one of the co-tenants or fiduciaries, and the person signing appears to be acting on behalf of all the co-tenants or fiduciaries; or


           (vi) the acceptance of the vote, consent, waiver, proxy appointment or proxy appointment revocation is otherwise proper under rules established by the corporation that are not inconsistent with this Section 11.

   The corporation is entitled to reject a vote, consent, waiver, proxy appointment or proxy appointment revocation if the secretary or other officer or agent authorized to tabulate votes, acting in good faith, has reasonable basis for doubt about the validity of the signature on it or about the signatory's authority to sign for the shareholder.

   Neither the corporation nor its officers nor any agent who accepts or rejects a vote, consent, waiver, proxy appointment or proxy appointment revocation in good faith and in accordance with the standards of this Section is liable in damages for the consequences of the acceptance or rejection.

   Section 12. Informal Action by Shareholders. Any action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting if a written consent (or counterparts thereof) that sets forth the action so taken is signed by all of the shareholders entitled to vote with respect to the subject matter thereof and received by the corporation. Such consent shall have the same force and effect as a unanimous vote of the shareholders and may be stated as such in the document. Action taken under this Section 12 is effective as of the date the last writing necessary to effect this action is received by the corporation, unless all of the writings specify a different effective date, in which case such specified date shall be the effective date for such action. If any shareholder revokes his consent as provided for herein prior to what would otherwise be the effective date, the action proposed in the consent shall be invalid. The record date for determining shareholders entitled to take action without a meeting is the date the corporation receives a writing upon which the action is taken.

   Any shareholder who has signed a writing describing and consenting to action taken pursuant to this Section 12 may revoke such consent by a writing signed by the shareholder describing the action and stating that the shareholder's prior consent thereto is revoked, if such writing is received by the corporation before the effectiveness of the action.

   Section 13. Meetings by Telecommunication. Any or all of the shareholders may participate in an annual or special shareholders' meeting by, or the meeting may be conducted through the use of, any means of communication by which all persons participating in the meeting may hear each other during the meeting. A shareholder participating in a meeting by this means is deemed to be present in person at the meeting.


                               ARTICLE III
                           Board of Directors

   Section 1. General Powers. All corporate powers shall be exercised by or under the authority of, and the business and affairs of the corporation shall be managed under the direction of its board of directors, except as otherwise provided in the Colorado Business
Corporation Act or the articles of incorporation.

   Section 2. Number, Qualifications and Tenure. The number of directors of the corporation shall be fixed from time to time by the board of directors, within a range of no less than three or more than five. A director shall be a natural person who is eighteen years of age or older. A director need not be a resident of Colorado or a shareholder of the corporation.

   Directors shall be elected at each annual meeting of shareholders. Each director shall hold office until the next annual meeting of shareholders following his election and thereafter until his successor shall have been elected and qualified. Directors shall be removed in the manner provided by the Colorado Business Corporation Act.

   Section 3. Vacancies. Any director may resign at any time by giving written notice to the corporation. Such resignation shall take effect at the time the notice is received by the corporation unless the notice specifies a later effective date. Unless otherwise specified in the notice of resignation, the corporation's acceptance of such
resignation shall not be necessary to make it effective.   Any vacancy
on the board of directors may be filled by the affirmative vote of a majority of the shareholders or the board of directors. If the directors remaining in office constitute fewer than a quorum of the board, the directors may fill the vacancy by the affirmative vote of a majority of all the directors remaining in office. If elected by the directors, the director shall hold office until the next annual shareholder's meeting at which directors are elected. If elected by the shareholders, the director shall hold office for the unexpired term of his predecessor in office; except that, if the director's predecessor was elected by the directors to fill a vacancy, the director elected by the shareholders shall hold office for the unexpired term of the last predecessor elected by the shareholders.

   Section 4. Regular Meetings. A regular meeting of the board of directors shall be held without notice immediately after and at the same place as the annual meeting of shareholders. The board of directors may provide by resolution the time and place, either within or outside Colorado, for the holding of additional regular meetings without other notice.

   Section 5. Special Meetings. Special meetings of the board of directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the board of directors may fix any place, either within or outside Colorado, as the place for holding any special meeting of the board of directors called by them, provided that no meeting shall be called outside the State of Colorado unless a majority of the board of directors has so authorized.

   Section 6. Notice. Notice of any special meeting shall be given at least two days prior to the meeting by written notice either personally delivered or mailed to each director at his business address, or by notice transmitted by telegraph, telex, electronically transmitted facsimile or other form of wire or wireless communication. If mailed, such notice shall be deemed to be given and to be effective on the earlier of (i) three days after such notice is deposited in the United States mail, properly addressed, with postage prepaid, or (ii) the date shown on the return receipt, if mailed by registered or certified mail return receipt requested. If notice is given by telex, electronically transmitted facsimile or other similar form of wire or wireless communication, such notice shall be deemed to be given and to be effective when sent, and with respect to a telegram, such notice shall be deemed to be given and to be effective when the telegram is delivered to the telegraph company. If a director has designated in writing one or more reasonable addresses or facsimile numbers for delivery of notice to him, notice sent by mail, telegram, telex, electronically transmitted facsimile or other form of wire or wireless communication shall not be deemed to have been given or to be effective unless sent to such addresses or facsimile numbers, as the case may be.

   A director may waive notice of a meeting before or after the time and date of the meeting by a writing signed by such director. Such waiver shall be delivered to the corporation for filing with the corporate records. Further, a director's attendance at or participation in a meeting waives any required notice to him of the meeting unless at the beginning of the meeting, or promptly upon his arrival, the director objects to holding the meeting or transacting business at the meeting because of lack of notice or defective notice and does not thereafter vote for or assent to action taken at the meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

   Section 7. Quorum. A majority of the number of directors fixed by the board of directors pursuant to Section 2 or, if no number is fixed, a majority of the number in office immediately before the meeting begins, shall constitute a quorum for the transaction of business at any meeting of the board of directors. If less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice, for a period not to exceed sixty days at any one adjournment.

   Section 8. Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors. No director may vote or act by proxy at any meeting of directors.

   Section 9. Compensation. By resolution of the board of directors, any director may be paid any one or more of the following: his expenses, if any, of attendance at meetings, a fixed sum for attendance at each meeting, a stated salary as director, or such other compensation as the corporation and the director may reasonably agree upon. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

   Section 10. Presumption of Assent. A director of the corporation who is present at a meeting of the board of directors or committee of the board at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless (i) the director objects at the beginning of the meeting, or promptly upon his arrival, to the holding of the meeting or the transaction of business at the meeting and does not thereafter vote for or assent to any action taken at the meeting, (ii) the director contemporaneously requests that his dissent or abstention as to any specific action taken be entered in the minutes of the meeting, or (iii) the director causes written notice of his dissent or abstention as to any specific action to be received by the presiding officer of the meeting before its adjournment or by the corporation promptly after the adjournment of the meeting. A director may dissent to a specific action at a meeting, while assenting to others. The right to dissent to a specific action taken at a meeting of the board of directors or a committee of the board shall not be available to a director who voted in favor of such action.

   Section 11. Committees. By resolution adopted by a majority of all the directors in office when the action is taken, the board of directors may designate from among its members an executive committee and one or more other committees, and appoint one or more members of the board of directors to serve on them. To the extent provided in the resolution, each committee shall have all the authority of the board of directors, except that no such committee shall have the authority to (i) authorize distributions, (ii) approve or propose to shareholders actions or proposals required by the Colorado Business Corporation Act to be approved by shareholders, (iii) fill vacancies on the board of directors or any committee thereof, (iv) amend articles of incorporation, (v) adopt, amend or repeal the bylaws, (vi) approve a plan of merger not requiring shareholder approval, (vii) authorize or approve the reacquisition of shares unless pursuant to a formula or method prescribed by the board of directors, or (viii) authorize or approve the issuance or sale of shares, or contract for the sale of shares or determine the designations and relative rights, preferences and limitations of a class or series of shares, except that the board of directors may authorize a committee or officer to do so within limits specifically prescribed by the board of directors. The committee shall then have full power within the limits set by the board of directors to adopt any final resolution setting forth all preferences, limitations and relative rights of such class or series and to authorize an amendment of the articles of incorporation stating the preferences, limitations and relative rights of a class or series for filing with the Secretary of State under the Colorado Business Corporation Act.

   Sections 4, 5, 6, 7, 8 and 12 of Article III, which govern meetings, notice, waiver of notice, quorum, voting requirements and action without a meeting of the board of directors, shall apply to committees and their members appointed under this Section 11.

   Neither the designation of any such committee, the delegation of authority to such committee, nor any action by such committee pursuant to its authority shall alone constitute compliance by any member of the board of directors or a member of the committee in question with his responsibility to conform to the standards of care set forth in Article III, Section 14 of these bylaws.

   Section 12. Action Without a Meeting. Any action required or permitted to be taken at a meeting of the directors or any committee designated by the board of directors may be taken without a meeting if a written consent (or counterparts thereof) that sets forth the action so taken is signed by all of the directors entitled to vote with respect to the action taken. Such consent shall have the same force and effect as a unanimous vote of the directors or committee members and may be stated as such in any document. Unless the consent specifies a different effective date, action taken under this Section 12 is effective at the time the last director signs a writing describing the action taken, unless, before such time, any director has revoked his consent by a writing signed by the director and received by the president or secretary of the corporation.

   Section 13. Telephonic Meetings. The board of directors may permit any director (or any member of a committee designated by the board) to participate in a regular or special meeting of the board of directors or a committee thereof through the use of any means of communication by which all directors participating in the meeting can hear each other during the meeting. A director participating in a meeting in this manner is deemed to be present in person at the meeting.

   Section 14. Standard of Care. A director shall perform his duties as a director, including, without limitation his duties as a member of any committee of the board, in good faith, in a manner he reasonably believes to be in the best interests of the corporation, and with the care an ordinarily prudent person in a like position would exercise under similar circumstances. In performing his duties, a director shall be entitled to rely on information, opinions, reports or statements, including financial statements and other financial data, in each case prepared or presented by the persons herein designated. However, he shall not be considered to be acting in good faith if he has knowledge concerning the matter in question that would cause such reliance to be unwarranted. A director shall not be liable to the corporation or its shareholders for any action he takes or omits to take as a director if, in connection with such action or omission, he performs his duties in compliance with this Section 14.

   The designated persons on whom a director is entitled to rely are (i) one or more officers or employees of the corporation whom the director reasonably believes to be reliable and competent in the matters presented, (ii) legal counsel, public accountant, or other person as to matters which the director reasonably believes to be within such person's professional or expert competence, or (iii) a committee of the board of directors on which the director does not serve if the director reasonably believes the committee merits confidence.


                               ARTICLE IV
                           Officers and Agents

   Section 1. General. The officers of the corporation shall be a president, one or more vice presidents, a secretary and a treasurer, each of whom shall be a natural person eighteen years of age or older. The board of directors or an officer or officers authorized by the board may appoint such other officers, assistant officers, committees and agents, including a chairman of the board, assistant secretaries and assistant treasurers, as they may consider necessary. The board of directors or the officer or officers authorized by the board shall from time to time determine the procedure for the appointment of officers, their term of office, their authority and duties and their compensation. One person may hold more than one office. In all cases where the duties of any officer, agent or employee are not prescribed by the bylaws, or by the board of directors, such officer, agent or employee shall follow the orders and instructions of the president of the corporation.

   Section 2. Appointment and Term of Office. The officers of the corporation shall be appointed by the board of directors at each annual meeting of the board held after each annual meeting of the shareholders. If the appointment of officers is not made at such meeting or if an officer or officers are to be appointed by another officer or officers of the corporation, such appointment shall be made as soon thereafter as conveniently may be. Each officer shall hold office until the first of the following occurs: his successor shall have been duly appointed and qualified, his death, his resignation, or his removal in the manner provided in Section 3.

   Section 3. Resignation and Removal. An officer may resign at any time by giving written notice of resignation to the corporation. The resignation is effective when the notice is received by the corporation unless the notice specifies a later effective date.

   Any officer or agent may be removed at any time with or without cause by the board of directors or an officer or officers authorized by the board. Such removal does not affect the contract rights, if any, of the corporation or of the person so removed. The appointment of an officer or agent shall not in itself create contract rights.

   Section 4. Vacancies. A vacancy in any office, however occurring, may be filled by the board of directors, or by the officer or officers authorized by the board, for the unexpired portion of the officer's term. If an officer resigns and his resignation is made effective at a later date, the board of directors, or officer or officers authorized by the board, may permit the officer to remain in office until the effective date and may fill the pending vacancy before the effective date if the board of directors or officer or officers authorized by the board provide that the successor shall not take office until the effective date. In the alternative, the board of directors, or officer or officers authorized by the board of directors, may remove the officer at any time before the effective date and may fill the resulting vacancy.

   Section 5. President. Subject to the direction and supervision of the board of directors, the president shall be the chief executive officer of the corporation, and shall have general and active control of its affairs and business and general supervision of its officers, agents and employees. Unless otherwise directed by the board of directors, the president shall attend in person or by substitute appointed by him, or shall execute on behalf of the corporation written instruments appointing a proxy or proxies to represent the corporation, at all meetings of the stockholders of any other corporation in which the corporation holds any stock. On behalf of the corporation, the president may in person or by substitute or by proxy execute written waivers of notice and consents with respect to any such meetings. At all such meetings and otherwise, the president, in person or by substitute or proxy, may vote the stock held by the corporation, execute written consents and other instruments with respect to such stock, and exercise any and all rights and powers incident to the ownership or said stock, subject to the instructions, if any, of the board of directors. The president shall have custody of the treasurer's bond, if any.

   Section 6. Vice Presidents. The vice presidents shall assist the president and shall perform such duties as may be assigned to them by the president or by the board of directors. In the absence of the president, the vice president, if any (or, if more than one, the vice presidents in the order designated by the board of directors, or if the board makes no such designation, then the vice president designated by the president, or if neither the board nor the president makes any such designation, the senior vice president as determined by first election to that office), shall have the powers and perform the duties of the president.

   Section 7. Secretary. The secretary shall (i) prepare and maintain as permanent records the minutes of the proceedings of the shareholders and the board of directors, a record of all actions taken by the shareholders or board of directors without a meeting, a record of all actions taken by a committee of the board of directors in place of the board of directors on behalf of the corporation, and a record of all waivers of notice of meetings of shareholders and of the board of directors or any committee thereof, (ii) see that all notices are duly given in accordance with the provisions of these bylaws and as required by law, (iii) serve as custodian of the corporate records and of the seal of the corporation and affix the seal to all documents when authorized by the board of directors, (iv) keep at the corporation's registered office or principal place of business a record containing the names and addresses of all shareholders in a form that permits preparation of a list of shareholders arranged by voting group and by class or series of shares within each group, that is alphabetical within each class or series and that shows the address of, and the number of shares of each class or series held by each shareholder, unless such a record shall be kept at the office of the corporation's transfer agent or registrar, (v) maintain at the corporation's principal office the originals or copies of the corporation's articles of incorporation, bylaws, minutes of all shareholders' meetings and records of all action taken by shareholders without a meeting for the past three years, all written communications within the past three years to shareholders as a group or to the holders of any class or series of shares as a group, a list of the name and business addresses of the current directors and officers, a copy of the corporation's most recent corporate report filed with the Secretary of State, and financial statements showing in reasonable detail the corporation's assets and liabilities and results of operations for the last three years, (vi) have general charge of the stock transfer books of the corporation, unless the corporation has a transfer agent,
(vii) authenticate records of the corporation, and (vii) in general, perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the board of directors. Assistant secretaries, if any, shall have the same duties and powers subject to supervision by the secretary. The directors and/or shareholders may however respectively designate a person other than the secretary or assistant secretary to keep the minutes of their respective meetings.

   Any books, records, or minutes of the corporation may be in written form or in any form capable of being converted into written form within a reasonable time.

   Section 8. Treasurer. The treasurer shall be the principal financial officer of the corporation, shall have the care and custody of all funds, securities, evidences of indebtedness and other personal property of the corporation and shall deposit the same in accordance with the instructions of the board of directors. He shall receive and give receipts and acquittances for money paid in on account of the corporation, and shall pay out of the corporation's funds on hand all bills, payrolls and other just debts of the corporation of whatever nature upon maturity. He shall perform all other duties incident to the office of the treasurer and, upon request of the board, shall make such reports to it as may be required at any time. He shall, if required by the board, give the corporation a bond in such sums and with such sureties as shall be satisfactory to the board, conditioned upon the faithful performance of his duties and for the restoration to the corporation of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation. He shall have such other powers and perform such other duties as may from time to time be prescribed by the board of directors or the president. The assistant treasurers, if any, shall have the same powers and duties, subject to the supervision of the treasurer.

   The treasurer shall also be the principal accounting officer of the corporation. He shall prescribe and maintain the methods and systems of accounting to be followed, keep complete books and records of account as required by the Colorado Business Corporation Act, prepare and file all local, state and federal tax returns, prescribe and maintain an adequate system of internal audit and prepare and furnish to the president and the board of directors statements of account showing the financial position of the corporation and the results of its operations.


                                ARTICLE V
                                  Stock

   Section 1. Certificates. The board of directors shall be authorized to issue any of its classes of shares with or without certificates. The fact that the shares are not represented by certificates shall have no effect on the rights and obligations of shareholders. If the shares are represented by certificates, such shares shall be represented by consecutively numbered certificates signed, either manually or by facsimile, in the name of the corporation by one or more persons designated by the board of directors. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, such certificate may nonetheless be issued by the corporation with the same effect as if he were such officer at the date of its issue. Certificates of stock shall be in such form and shall contain such information consistent with law as shall be prescribed by the board of directors. If shares are not represented by certificates, within a reasonable time following the issue or transfer of such shares, the corporation shall send the shareholder a complete written statement of all of the information required to be provided to holders of uncertificated shares by the Colorado Business Corporation Act.

   Section 2. Consideration for Shares. Certificated or uncertificated shares shall not be issued until the shares represented thereby are fully paid. The board of directors may authorize the issuance of shares for consideration consisting of any tangible or intangible property or benefit to the corporation, including cash, promissory notes, services performed or other securities of the corporation. Future services shall not constitute payment or partial payment for shares of the corporation. The promissory note of a subscriber or an affiliate of a subscriber shall not constitute payment or partial payment for shares of the corporation unless the note is negotiable and is secured by collateral, other than the shares being purchased, having a fair market value at least equal to the principal amount of the note. For purposes of this Section 2, "promissory note" means a negotiable instrument on which there is an obligation to pay independent of collateral and does not include a non-recourse note.

   Section 3. Lost Certificates. In case of the alleged loss, destruction or mutilation of a certificate of stock, the board of directors may direct the issuance of a new certificate in lieu thereof upon such terms and conditions in conformity with law as the board may prescribe. The board of directors may in its discretion require an affidavit of lost certificate and/or a bond in such form and amount and with such surety as it may determine before issuing a new certificate.

   Section 4. Transfer of Shares. Upon surrender to the corporation or to a transfer agent of the corporation of a certificate of stock duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and receipt of such documentary stamps as may be required by law and evidence of compliance with all applicable securities laws and other restrictions, the corporation shall issue a new certificate to the person entitled thereto, and cancel the old certificate. Every such transfer of stock shall be entered on the stock books of the corporation which shall be kept at its principal office or by the person and at the place designated by the board of directors.

   Except as otherwise expressly provided in Article II, Sections 7 and 11, and except for the assertion of dissenters' rights to the extent provided in Article 113 of the Colorado Business Corporation Act, the corporation shall be entitled to treat the registered holder of any shares of the corporation as the owner thereof for all purposes, and the corporation shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares on the part of any person other than the registered holder, including without limitation any purchaser, assignee or transferee of such shares or rights deriving from such shares, unless and until such other person becomes the registered holder of such shares, whether or not the corporation shall have either actual or constructive notice of the claimed interest of such other person.

   Section 5. Transfer Agent, Registrars and Paying Agents. The board may at its discretion appoint one or more transfer agents, registrars and agents for making payment upon any class of stock, bond, debenture or other security of the corporation. Such agents and registrars may be located either within or outside Colorado. They shall have such rights and duties and shall be entitled to such compensation as may be agreed.


                               ARTICLE VI
                   Indemnification of Certain Persons

   Section 1.     Indemnification.  For purposes of Article VI, a
"Proper Person" means any person who was or is a party or is threatened to be made a party to any threatened, pending, or complete action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, by reason of the fact that he is or was a director, officer, employee, fiduciary or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, fiduciary or agent of any foreign or domestic profit or nonprofit corporation or of any partnership, joint venture, trust, profit or nonprofit unincorporated association, limited liability company, or other enterprise or employee benefit plan. The corporation shall indemnify any Proper Person against reasonably incurred expenses (including any attorneys' fees), judgments, penalties, fines (including any excise tax assessed with respect to an employee benefit plan) and amounts paid in settlement reasonably incurred by him in connection with such action, suit or proceeding if it is determined by the groups set forth in Section 4 of this Article that he conducted himself in good faith and that he reasonably believed (i) in the case of conduct in his official capacity with the corporation, that his conduct was in the corporation's best interests, or (ii) in all other cases (except criminal cases), that his conduct was at least not opposed to the corporation's best interests, or
(iii) in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful. A Proper Person will be deemed to be acting in his official capacity while acting as a director, officer, employee or agent on behalf of this corporation and not while acting on this corporation's behalf for some other entity.

   No indemnification shall be made under this Article VI to a Proper Person with respect to any claim, issue or matter in connection with a proceeding by or in the right of a corporation in which the Proper Person was adjudged liable to the corporation or in connection with any proceeding charging that the Proper Person derived an improper personal benefit, whether or not involving action in an official capacity, in which he was adjudged liable on the basis that he derived an improper personal benefit. Further, indemnification under this
Section in connection with a proceeding brought by or in the right of the corporation shall be limited to reasonable expenses, including attorneys' fees, incurred in connection with the proceeding.

   Section 2. Right to Indemnification. The corporation shall indemnify any Proper Person who was wholly successful, on the merits or otherwise, in defense of any action, suit, or proceeding as to which he was entitled to indemnification under Section 1 of this
Article VI against expenses (including attorneys' fees) reasonably incurred by him in connection with the proceeding without the necessity of any action by the corporation other than the determination in good faith that the defense has been wholly successful.

   Section 3. Effect of Termination of Action. The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not of itself create a presumption that the person seeking indemnification did not meet the standards of conduct described in
Section 1 of this Article VI. Entry of a judgment by consent as part of a settlement shall not be deemed an adjudication of liability, as described in Section 2 of this Article VI.

   Section 4. Groups Authorized to Make Indemnification Determination. Except where there is a right to indemnification as set forth in Sections 1 or 2 of this Article or where indemnification is ordered by a court in Section 5, any indemnification shall be made by the corporation only as authorized in the specific case upon a determination by a proper group that indemnification of the Proper Person is permissible under the circumstances because he has met the applicable standards of conduct set forth in Section 1 of this Article. This determination shall be made by the board of directors by a majority vote of those present at a meeting at which a quorum is present, which quorum shall consist of directors not parties to the proceeding ("Quorum"). If a Quorum cannot be obtained, the determination shall be made by a majority vote of a committee of the board of directors designated by the board, which committee shall consist of two or more directors not parties to the proceeding, except that directors who are parties to the proceeding may participate in the designation of directors for the committee. If a Quorum of the board of directors cannot be obtained and the committee cannot be established, or even if a Quorum is obtained or the committee is designated and a majority of the directors constituting such Quorum or committee so directs, the determination shall be made by (i) independent legal counsel selected by a vote of the board of directors or the committee in the manner specified in this Section 4, or, if a Quorum of the full board of directors cannot be obtained and a committee cannot be established, by independent legal counsel selected by a majority vote of the full board (including directors who are parties to the action) or (ii) a vote of the shareholders.

   Section 5. Court-Ordered Indemnification. Any Proper Person may apply for indemnification to the court conducting the proceeding or to another court of competent jurisdiction for mandatory indemnification under Section 2 of this Article, including indemnification for reasonable expenses incurred to obtain court-ordered indemnification. If the court determines that such Proper Person is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not he met the standards of conduct set forth in Section 1 of this Article or was adjudged liable in the proceeding, the court may order such indemnification as the court deems proper except that if the Proper Person has been adjudged liable, indemnification shall be limited to reasonable expenses incurred in connection with the proceeding and reasonable expenses incurred to obtain court-ordered indemnification.

   Section 6.     Advance of Expenses.  Reasonable expenses
(including attorneys' fees) incurred in defending an action, suit or proceeding as described in Section 1 may be paid by the corporation to any Proper Person in advance of the final disposition of such action, suit or proceeding upon receipt of (i) a written affirmation of such Proper Person's good faith belief that he has met the standards of conduct prescribed by Section 1 of this Article VI, (ii) a written undertaking, executed personally or on the Proper Person's behalf, to repay such advances if it is ultimately determined that he did not meet the prescribed standards of conduct (the undertaking shall be an unlimited general obligation of the Proper Person but need not be secured and may be accepted without reference to financial ability to make repayment), and (iii) a determination is made by the proper group (as described in Section 3 of this Article VI) that the facts as then known to the group would not preclude indemnification. Determination and authorization of payments shall be made in the same manner specified in Section 4 of this Article VI.

   Section 7. Witness Expenses. The sections of this Article VI do not limit the corporation's authority to pay or reimburse expenses incurred by a director in connection with an appearance as a witness in a proceeding at a time when he has not been a named defendant or respondent in the proceeding.

   Section 8. Report to Shareholders. Any indemnification of or advance of expenses to a director in accordance with this Article VI, if arising out of a proceeding by or on behalf of the corporation, shall be reported in writing to the shareholders with or before the notice of the next shareholders' meeting. If the next shareholder action is taken without a meeting at the instigation of the board of directors, such notice shall be given to the shareholders at or before the time the first shareholder signs a writing consenting to such action.


                               ARTICLE VII
                         Provision of Insurance

   By action of the board of directors, notwithstanding any interest of the directors in the action, the corporation may purchase and maintain insurance, in such scope and amounts as the board of directors deems appropriate on behalf of any person who is or was a director, officer, employee, fiduciary or agent of the corporation, or who, while a director, officer, employee, fiduciary or agent of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, fiduciary or agent of any other foreign or domestic corporation or of any partnership, joint venture, trust, profit or nonprofit unincorporated association, limited liability company or other enterprise or employee benefit plan, against any liability asserted against, or incurred by, him in that capacity arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of Article VI or applicable law. Any such insurance may be procured from any insurance company designated by the board of directors of the corporation, whether such insurance company is formed under the laws of Colorado or any other jurisdiction of the United States or elsewhere, including any insurance company in which the corporation has an equity interest or any other interest, through stock ownership or otherwise.


                              ARTICLE VIII
                              Miscellaneous

   Section 1. Seal. The corporate seal of the corporation shall be circular in form and shall contain the name of the corporation and the words, "Seal, Colorado."

   Section 2. Fiscal Year. The fiscal year of the corporation shall be as established by the board of directors.

   Section 3. Amendments. The board of directors shall have power, to the maximum extent permitted by the Colorado Business Corporation Act, to make, amend and repeal the bylaws of the corporation at any regular or special meeting of the board unless the shareholders, in making, amending or repealing a particular bylaw, expressly provide that the directors may not amend or repeal such bylaw. The shareholders also shall have the power to make, amend or repeal the bylaws of the corporation at any annual meeting or at any special meeting called for that purpose.

   Section 4. Gender. The masculine gender is used in these bylaws as a matter of convenience only and shall be interpreted to include the feminine and neuter genders as the circumstances indicate.

   Section 5. Conflicts. In the event of any irreconcilable conflict between these bylaws and either the corporation's articles of incorporation or applicable law, the latter shall control.

   Section 6. Definitions. Except as otherwise specifically provided in these bylaws, all terms used in these bylaws shall have the same definition as in the Colorado Business Corporation Act.


   THE FOREGOING BYLAWS, consisting of eighteen (18) pages, including this page, constitute the bylaws of Chelmsford Capital, Ltd. adopted by the board of directors of the corporation as of January 19, 1995.


/s/ Gary S. Joiner
Secretary

EXHIBIT 4.1
                         WARRANT AGENT AGREEMENT

   AGREEMENT, dated this ____ day of ______________, 1995,
between Chelmsford Capital, Ltd., a Colorado corporation (the
"Company"), and Corporate Stock Transfer, Inc., as warrant agent (the "Warrant Agent").

                          W I T N E S S E T H:

   WHEREAS, the Company is issuing 2,695,000 Class A Common
Stock Purchase Warrants ("Class A Warrants"), and 1,347,500 Class B Common Stock Warrants ("Class B Warrants"), each such warrant to purchase one (1) share of the Company's Common Stock, no par value per share (the "Common Stock"), and all such Class A Warrants and Class B Warrants are hereinafter collectively referred to as the "Warrants;" and

   WHEREAS, each Warrant entitles the registered holder to purchase one (1) share of Common Stock; and

   WHEREAS, the Company desires to provide for the issuance of certificates representing the Warrants; and

   WHEREAS, the Company desires the Warrant Agent to act on behalf of the Company, and the Warrant Agent is willing so to act, in connection with the issuance, registration, transfer and exchange of certificates representing the Warrants and the exercise of the Warrants;

   NOW, THEREFORE, in consideration of the premises and the mutual agreements hereinafter set forth, and for the purpose of defining the terms and provisions of the Warrants and the certificates representing the Warrants and the respective rights and obligations thereunder of the Company, the holders of certificates representing the Warrants, and the Warrant Agent, the parties hereto agree as follows:

   SECTION 1.     Definitions.

   For purposes of this Agreement, the terms listed below shall have the respective meanings set forth below in this Section, unless the context shall require otherwise.

           (a) "Common Stock" shall mean common stock of the Company, whether now or hereafter authorized, which has the right to participate in the distribution of earnings and assets of the Company without limit as to amount or percentage, which as authorized at the date hereof consists of 100,000,000 shares.

           (b)    "Warrant Expiration Date" shall mean 5 p.m.
   (Mountain Time) on December 31, 1999, or if such a date shall, in the State of Colorado, be a holiday or a day on which banks are authorized to close, then 5 p.m. (Mountain Time) on the next following day which, in the State of Colorado, is not a holiday or a day on which banks are authorized to close. The Warrant
   Expiration Date may be extended from time to time for an indefinite period, by action of the Company, upon giving five (5) days prior notice to the Warrant Agent. Unless exercised during the Warrant Exercise Period, as defined below, the Warrants will thereafter automatically expire.

           (c) "Warrant Exercise Period" shall mean from August 1, 1995, until the Warrant Expiration Date.

           (d) "Corporate Office" shall mean the office of the Warrant Agent (or its successor) at which at any particular time its principal business in Denver, Colorado, shall be administered, which office is located at the date hereof at 370 - 17th Street, Suite 2350, Denver, Colorado 80202.

           (e) "Exercise Date" shall mean the date a certificate representing a Warrant is surrendered for exercise.

           (f) "Purchase Price" shall mean (i) $2.00 per share of Common Stock in the case of a Class A Warrant, and (ii) $4.00 per share of Common Stock in the case of a Class B Warrant, unless either such purchase price shall have been reduced as hereinafter provided. The Company may, in its sole discretion, reduce the Purchase Price of either the Class A Warrants or the Class B Warrants upon five (5) days prior notice to the Warrant Agent. Subject to the provisions of Sections 4 and 5 and the other conditions set forth in this Agreement, each Warrant is exercisable for one (1) share of Common Stock upon payment of the Purchase Price at any time during the Warrant Exercise Period.

           (g) "Registered Holder" shall mean the person in whose name any certificate representing Warrants shall be registered on the books maintained by the Warrant Agent pursuant to Section 7.

           (h) "Subsidiary" or "Subsidiaries" shall mean any corporation or corporations, as the case may be, of which stock having ordinary power to elect a majority of the Board of Directors of such corporation (regardless of whether at the time stock of any other class or classes of such corporation shall have or may have voting power by reason of the happening of any contingency) is at the time directly or indirectly owned by the Company or by one or more subsidiaries, or by the Company and one or more
   Subsidiaries.

           (i)    "Transfer Agent" shall mean Corporate Stock
   Transfer, Inc., Denver, Colorado, or its authorized successor.

           (j) "Warrant Certificate" shall mean a certificate representing Warrants.

   SECTION 2.     Warrants and Issuance of Warrant Certificates; Stop-
Transfer Order.

           (a) Each Warrant shall entitle the Registered Holder of the Warrant Certificate representing such Warrant to purchase one share of Common Stock upon the exercise thereof. Until the Company shall have consummated a business combination that does not result in the cancellation of the Warrants pursuant to Section 5(a), the Warrants (i) shall be subject to a stop-transfer order, and
   (ii) may not be transferred on the books and records of the Company. Unless the Warrants shall have been cancelled pursuant to Section 5(a), the Warrants shall become freely transferable upon the consummation of a business combination by the Company.

           (b) Upon execution of this Agreement, Warrant Certificates representing up to an aggregate of 2,695,000 Class A Warrants to purchase an aggregate of 2,695,000 shares of Common Stock and Warrant Certificates representing up to an aggregate of 1,347,500 Class B Warrants to purchase an aggregate of 1,347,500 shares of Common Stock, shall be executed by the Company and delivered to the Warrant Agent and, after the corresponding certificates for Warrants shall have been duly countersigned by the Transfer Agent of the Company's Common Stock, shall be countersigned, issued and delivered by the Warrant Agent upon written order of the Company signed by its Chief Executive Officer, President, or a Vice President and its Treasurer or an Assistant Treasurer or its Secretary or Assistant Secretary.

           (c) From time to time, up to the Warrant Expiration Date, plus such additional time as may reasonably be required to perform, accomplish and complete necessary administrative functions connected with the exercise of the Warrants, the Transfer Agent shall countersign and deliver stock certificates representing up to an aggregate of 2,695,000 shares of Common Stock upon the exercise of the Class A Warrants and up to an aggregate of 1,347,500 shares of Common Stock upon the exercise of the Class
   B Warrants pursuant to the terms of this Agreement.

           (d) From time to time, up to the Warrant Expiration Date, the Warrant Agent shall countersign and deliver Warrant Certificates in required whole number denominations to the persons entitled thereto in connection with any transfer or exchange permitted under this Agreement. Except as provided in Section 8 hereof, no Warrant Certificates shall be issued except (i) Warrant Certificates initially issued hereunder, (ii) Warrant Certificates issued upon the exercise of any Warrants, to evidence the unexercised Warrants held by the exercising Registered Holder, and
   (iii) Warrant Certificates issued upon any transfer or exchange of Warrants.

   SECTION 3.     Form and Execution of Warrant Certificates.

   The Warrant Certificates shall be substantially in the form annexed hereto as Exhibit A and Exhibit B (the provisions of which are incorporated herein by this reference) and may have such letters, numbers or other marks of identification or designation and such legends, summaries or endorsements printed, lithographed or engraved thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any law or with any rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange on which the Class A Warrants or the Class B Warrants may be listed, or to conform to usage. The Warrant Certificates shall be dated the date of issuance thereof (whether upon initial issuance, transfer, exchange or in lieu of mutilated, lost, stolen or destroyed Warrant Certificates). Class A Warrants shall be numbered serially with the letters W-A on Class A Warrants of all denominations. Class B Warrants shall be numbered serially with the letters W-B on Class B Warrants of all denominations.

   Warrant Certificates shall be executed on behalf of the Company by its Chief Executive Officer, President or any Vice President and its Treasurer or an Assistant Treasurer or its Secretary or an Assistant Secretary, by manual signatures or by facsimile signatures printed thereon, and shall have imprinted thereon a facsimile of the Company's seal. Warrant Certificates shall be manually countersigned by the Warrant Agent and shall not be valid for any purpose unless so countersigned. In case any office of the Company who shall have signed any of the Warrant Certificates shall cease to be such officer of the Company before the date of issuance of the Warrant Certificates or before countersignature by the Warrant Agent and issue and delivery thereof, such Warrant Certificates, nevertheless, may be countersigned by the Warrant Agent, issued and delivered with the same force and effect as though the person who signed such Warrant Certificates had not ceased to be such officer of the Company.

   SECTION 4.     Exercise of Warrants.

   Subject to (i) the provisions of Section 5 and the other conditions set forth in this Agreement, (ii) the current prospectus requirements of the Securities Act of 1933, as amended, and (iii) any additional conditions set forth in the applicable Warrant Certificate, each Warrant represented by a Warrant Certificate may be exercised during the applicable Warrant Exercise Period upon the terms set forth herein and in the applicable Warrant Certificate. A Warrant shall be deemed to have been exercised immediately prior to the close of business on the applicable Exercise Date, provided that the Warrant Certificate representing such Warrant, with the appropriate exercise form thereon duly executed by the Registered Holder thereof or his or her attorney duly authorized in writing, together with payment in cash, or by official bank or certified check made payable to the Company, of an amount equal to the applicable Purchase Price has been timely received by the Warrant Agent. Payment must be made in United
States funds. The person entitled to receive the securities deliverable upon such exercise shall be treated, for all purposes, as the holder of such securities as of the close of business on the Exercise Date. The Company shall not be obligated to issue any fractional share interests or fractional warrant interests upon the exercise of any Warrant or Warrants. As soon as practicable on or after the Exercise Date, and in any event within thirty (30) days after such date, if a Warrant has been exercised, the Warrant Agent, on behalf of the Company, shall cause to be issued to the person or persons entitled to receive the same, a Common Stock certificate or certificates for the shares of Common
Stock, and the Warrant Agent shall deliver the same to the person or persons entitled thereto. No adjustment shall be made in respect of dividends on any shares delivered upon exercise of any Warrant.
Upon the exercise of any Warrants, the Warrant Agent shall promptly notify the Company in writing of such fact and of the number of securities delivered upon such exercise and shall cause all payments of an amount in cash or check made payable to the order of the Company, equal to the Purchase Price, to be deposited promptly into the Company's bank account.

   Notwithstanding the other provisions hereof, no Warrants may be exercised unless the Company maintains a current registration statement with the U.S. Securities and Exchange Commission ("Registration Statement") in effect during the exercise period of the Warrants. The Company will use its best efforts to file a Registration Statement, and to keep the information on the Company therein current during the period during which the Warrants may be exercised. The Company will have no obligation, however, to file or to keep the Registration Statement current for Common Stock to be issued pursuant to a class of Warrants when the market bid price for the Company's Common Stock is below the exercise price of such class of Warrants, or when there is no current public market for the Company's Common Stock.

   SECTION 5.     Cancellation of Warrants.  Anything in this
Agreement or in the applicable Warrant Certificate to the contrary notwithstanding, the Warrants shall be subject to cancellation by the Company as follows:

   (a)     Subject to the limitations set forth below in this Subsection
(a), all, but not less than all, of the Warrants may be cancelled by the Company at any time prior to the declaration by the Securities and Exchange Commission of the effectiveness of a Registration Statement under which the Common Stock shall have been registered without prior written notice to the registered holders of the Warrants and without any right on the part of the holders of the Warrants to exercise their purchase rights prior to the cancellation date. Upon cancellation, the Warrantholder will forfeit his right to purchase the Common Stock underlying the Warrants. Because the Warrants may be exercised only so long as the Company meets the current prospectus requirements of the Securities Act of 1933, as amended, a cancellation of the Warrants pursuant to this Subsection (a) will mean that the Warrantholder shall never have received an opportunity to exercise the Warrants following the acquisition of a business opportunity by the Company. The
Company's right to cancel the Warrants in accordance with this Subsection (a) may be exercised, however, only in the event that management of a business opportunity that is the target of a business combination with the Company shall have required, in writing, that the cancellation of the Warrants shall be a condition precedent to the consummation of the business combination between the Company and the target company. The cancellation is to become effective only upon the closing of such a business combination. Should the contemplated business combination fail to close, the cancellation shall be void and the exercisability of the Warrants covered by the cancellation shall not be affected. The failure of one or more business combinations to close shall not, however, impair the Company's right to cancel Warrants under this Subsection (a) if the Company enters into arrangements for a subsequent business combination featuring the warrant-cancellation condition described in this Subsection (a). To the extent that the management of a business opportunity that consummates a business combination with the Company does not require cancellation of Warrants as a condition of closing, the right of the Company to cancel Warrants under this Subsection (a) shall be extinguished.

   (b) In addition to the cancellation mechanism described in Subsection (a), above, all or any number of the Warrants can be cancelled by the Company at any time during their exercise term upon a minimum of thirty (30) days prior written notice mailed to the registered holders of the Warrants to exercise their purchase rights between the date of any notice of cancellation up to and including the cancellation date given by the company. The notice period may be extended, at the discretion of the Company, upon giving subsequent notice to the Warrant Agent and to registered holders of the Warrants. Any holder who does not exercise his Warrants prior to the date set for cancellation will forfeit his right to purchase the Common Stock underlying the Warrants.

   SECTION 6.     Reservation of Shares; Listing; Payment of Taxes;
etc.

   The Company covenants that it will at all times reserve and keep available out of its authorized Common Stock, solely for the purpose of issue upon exercise of Warrants, such number of shares of Common Stock as shall then be issuable upon the exercise of all outstanding Warrants. The Company covenants that all shares of Common Stock which shall be issuable upon exercise of Warrants shall be duly and validly issued and fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof, and that upon issuance, such shares shall be listed on each national securities exchange, if any, on which the other shares of outstanding Common
Stock of the Company are then listed.

   If any securities to be reserved for the purpose of exercise of Warrants hereunder require registration with or approval of any governmental authority under any federal or state law, before such securities may be validly issued or delivered upon such exercise, then the Company covenants that it will, in good faith and as expeditiously as possible, endeavor to secure such registration or approval, as the case may be, provided, however, that the Company need not endeavor to seek such registration or approval in a state in which the Warrants were not sold by the Company pursuant to the Registration Statement unless an exemption from registration under such state's laws is available or such registration or approval may be obtained with reasonable efforts and expenses, and provided further, that Warrants may not be exercised by, or shares of Common Stock issued to, any Registered Holder in any state in which such exercise would be unlawful.

   The Company shall pay all documentary, stamp or similar taxes and other governmental charges that may be imposed with respect to the issuance of Warrants, or the issuance or delivery of any shares upon exercise of the said Warrants; provided, however, that if shares of Common Stock are to be delivered in a name other than the name of the Registered Holder of the Warrant Certificate representing any Warrant being exercised, then no such delivery shall be made unless the person requesting the same has paid to the Warrant Agent the amount of transfer taxes or charges incident thereto, if any.

   The Warrant Agent, unless it is already acting as such, is hereby irrevocably authorized to requisition the Transfer Agent from time to time for certificates representing shares of Common Stock required upon exercise of the Warrants, and the Company will authorize the Transfer Agent to comply with all such requisitions. The Company will file with the Warrant Agent a statement setting forth the name and address of the Transfer Agent for shares of Common Stock or other capital stock issuable upon exercise of the Warrants and of each successor Transfer Agent.

   SECTION 7.     Exchange and Registration of Transfer.

   Warrant Certificates may be exchanged for other Warrant
Certificates representing an equal aggregate number of Warrants or may be transferred in whole or in part. Warrant Certificates to be so exchanged shall be surrendered to the Warrant Agent at its Corporate Office, accompanied by an Assignment, when necessary, and the Company shall execute and the Warrant Agent shall countersign, issue and deliver in exchange therefor, the Warrant Certificate or Certificates which the Registered Holder making the exchange shall be entitled to receive.

   The Warrant Agent shall keep at such office, books in which, subject to such reasonable regulations as it may prescribe, it shall register Warrant Certificates and the transfer thereof. Upon due presentment for registration of transfer of any Warrant Certificate at such office, the Company shall execute and the Warrant Agent shall issue and deliver to the transferee or transferees a new Warrant Certificate or Certificates representing an equal aggregate number of Warrants.

   With respect to all Warrant Certificates presented for registration or transfer, or for exchange or exercise, the subscription form on the reverse thereof shall be duly endorsed, or be accompanied by a written instrument or instruments of transfer and subscription, in form satisfactory to the Company and the Warrant Agent, duly executed by the Registered Holder thereof or his or her attorney duly authorized in writing.

   A service charge shall be made for any exchange or registration or transfer of Warrant Certificates. In addition, the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection therewith.

   All Warrant Certificates so surrendered for exercise or for exchange in case of mutilated Warrant Certificates shall be promptly cancelled by the Warrant Agent and thereafter retained by the Warrant Agent until termination of the agency.

   Prior to due presentment for registration of transfer thereof, the Company and the Warrant Agent may deem and treat the Registered
Holder of any Warrant Certificate as the absolute owner thereof and of each Warrant represented thereby (notwithstanding any notations of ownership or writing thereon made by anyone other than the Company or the Warrant Agent) for all purposes and shall not be affected by any notice to the contrary.

   SECTION 8.     Loss or Mutilation.

   Upon receipt by the Company and the Warrant Agent of evidence satisfactory to them of the ownership of and the loss, theft, destruction or mutilation of any Warrant Certificate and (in the case of loss, theft or destruction) of indemnity satisfactory to them, and (in the case of mutilation) upon surrender and cancellation thereof, the Company shall execute and the Warrant Agent shall countersign and deliver in lieu thereof, a new Warrant Certificate representing an equal aggregate number of Warrants. Applicants for a substitute Warrant Certificate shall also comply with such other reasonable regulations and pay such other reasonable charges as the Warrant Agent may prescribe.

   SECTION 9. Adjustment of Purchase Price and Number of Shares Deliverable After a Recapitalization or Restructuring of the Company.

   (a)     After each adjustment of the Purchase Price, pursuant to this
Section 9, the number of Common Stock purchasable upon the exercise of each Warrant shall be the number derived by dividing such adjusted Purchase Price into the original Purchase Price as defined in
Section 1(f). In addition to this Section 9, the Company's Board of Directors may, in its discretion, reduce the applicable purchase price upon the giving of five (5) days prior notice to the registered holders of the Warrants and to the Warrant Agent. Such reductions shall not be subject to the adjustment provisions of this Section 9.

   (b) The Purchase Price shall be subject to adjustment as set forth below:

           (i) In case the Company shall hereafter (A) pay a dividend or make a distribution on its Common Stock in shares of its capital stock (whether shares of Common Stock or of capital stock of any other class), (B) subdivide its outstanding shares of Common Stock, (C) combine its outstanding shares of Common
   Stock into a smaller number or shares, or (D) issue by reclassification of its shares of Common Stock any shares of capital stock of the Company, the Purchase Price in effect immediately prior to such action shall be adjusted so that the Registered Holder of any Warrant thereafter exercised shall be entitled to receive the number of shares of capital stock of the Company which he or she would have owned immediately following such action had such Warrant been exercised immediately prior thereto.

           (ii) An adjustment made pursuant to this subsection shall become effective immediately after the record date in the case of a dividend and shall become effective immediately after the effective date in the case of a subdivision, combination, reclassification or issue. If, as a result of an adjustment made pursuant to this subsection, the Registered Holder of any Warrant thereafter exercised shall become entitled to receive shares of two or more classes of capital stock of the Company, the Board of Directors (whose determination shall be conclusive and shall be described in a statement filed with the Warrant Agent) shall determine the allocation of the adjusted Purchase Price between or among shares of such classes of capital stock.

           (iii) No adjustment in the Purchase Price shall be required to be made unless such adjustment would require an increase or decrease of at least $.01; provided, however, that any adjustments, which by reason of this subsection, are not required to be made, shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 9 shall be made to the earnest one-hundredth of a share, as the case may be, but in no event shall the Company be obligated to issue fractional shares upon the exercise of any Warrant.

           (iv) In the event that at any time as a result of an adjustment made pursuant to subsection (i) of this Section 9(b), the Registered Holder of any Warrant thereafter exercised shall become entitled to receive any shares of the Company other than shares of its Common Stock, thereafter the Purchase price of such other shares so receivable upon exercise of any Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to Common Stock contained in subsections (i) through (iii) of this Section 9(b).

   (c) In case of any reclassification or change of outstanding shares of Common Stock issuable upon exercise of the Warrants (other than a change in par value, or from par value to no par value, or from no par value to par value or as a result of a subdivision or combination), or in case of any consolidation or merger of the Company with or into another corporation (other than a merger with a Subsidiary in which merger the Company is the continuing corporation and which does not result in any reclassification or change of the then outstanding shares of Common Stock or other capital stock issuable upon exercise of the Warrants [other than a change in par value, or from par value to no par value, or from no par value to par value or as a result of a subdivision or combination]) or in case of any sale or conveyance to another corporation of the property of the Company as an entirety or substantially as an entirety, then, as a condition of such reclassification, change, consolidation, merger, sale or conveyance, the Company, or such successor or purchasing corporation, as the case may be, shall make lawful and adequate provision whereby the Registered Holder of each Warrant then outstanding shall have the right thereafter to receive on exercise of such Warrant, the kind and amount of securities and property receivable upon such reclassification, change, consolidation, merger, sale or conveyance by a Holder of the number of securities issuable upon exercise of such Warrant immediately prior to such reclassification, change, consolidation, merger, sale or conveyance and shall forthwith file at the Corporate Office of the Warrant Agent, a statement signed by its Chief Executive Officer, President or a Vice President and its Treasurer or an Assistant Treasurer or its Secretary or an Assistant Secretary evidencing such provisions. Such provisions shall include provision for adjustment which shall be as nearly equivalent as may be practicable to the adjustments provided for in Section 9(b). The above provisions of this
Section 9(c) shall similarly apply to the successive reclassifications and changes of shares of Common Stock and to successive consolidations, mergers, sales or conveyances.

   (d) Before taking any action which would cause an adjustment reducing the Purchase Price below the then par value of the shares of Common Stock issuable upon exercise of the Warrants, the Company will take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully paid and nonassessable shares of such Common Stock at such adjusted Purchase Price.

           (i) Upon any adjustment of the Purchase Price required to be made pursuant to this Section 9, the Company within thirty (30) days thereafter shall (A) cause to be filed with the Warrant Agent a certificate of a firm of independent accountants setting forth the Purchase Price after such adjustment and setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based, which certificate shall be conclusive evidence of the correctness of such adjustment, and (B) cause to be mailed to each of the Registered Holders of Warrant Certificates written notice of such adjustment. Where appropriate, such notice may be given in advance and included as a part of the notice required to be mailed under the provisions of Subsection 9(d)(ii).

           (ii)   In case at any time:

           (A) The Company shall declare any dividend upon its Common Stock payable otherwise than in cash or in Common Stock of the Company; or

           (B) The Company shall offer for subscription to all the holders of its Common Stock, but not to the public generally, any additional shares of stock of any class or any other securities convertible into shares of stock or any rights to subscribe therefore; or

           (C) There shall be any capital reorganization or reclassification of the capital stock of the Company, or a sale of all or substantially all of the assets of the Company, or a consolidation or merger of the Company with another corporation (other than a merger with a Subsidiary in which merger the Company is the continuing corporation and which does not result in any reclassification or change of the then outstanding shares of Common Stock or other capital stock issuable upon exercise of the Warrants [other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of subdivision or combination]); or

           (D) There shall be a voluntary or involuntary dissolution, liquidation or winding up of the Company;

then, in any one or more of said cases, the Company shall cause to be mailed to each of the Registered Holders of Warrants, at the earliest practicable time (and, in any event, not less than twenty (20) days before any record date or other date set for definitive action), written notice of the date on which the books of the Company shall close or a record shall be taken for such dividend, distribution or subscription rights or such reorganization, reclassification, sale, consolidation, merger, dissolution, liquidation or winding up shall taken place, as the case may be. Such notice shall also set forth such facts as shall indicate the effect of such action (to the extent that such effect may be known at the date of such notice) on the Purchase Price and the kind and amount of the shares of stock and other securities and property deliverable upon exercise of the Warrants. Such notice shall also specify the date as of which the holders of the Common Stock of record shall participate in said dividend, distribution or subscription rights or shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reorganization, reclassification, sale, consolidation, merger, dissolution, liquidation or winding up, as the case may be (on which date, in the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, the right to exercise the Warrants shall terminate).

           (iii) Without limiting the obligation of the Company to provide notice to the Registered Holders of corporation actions hereunder, it is agreed that failure of the Company to give notice shall not invalidate such corporation action of the Company.

   SECTION 10.  Concerning the Warrant Agent.

   The Warrant Agent acts hereunder as agent and in a ministerial capacity for the Company, and its duties shall be determined solely by the provisions hereof. The Warrant Agent shall not, by issuing and delivering Warrant Certificates or by any other act hereunder, be deemed to make any representations as to the validity or value or authorization of the Warrant Certificate or the Warrants represented thereby or of any securities or other property delivered upon exercise of any Warrant or whether any stock issued upon exercise of any Warrant is fully paid and nonassessable.

   The Warrant Agent shall not at any time (i) be liable for any recital or statement of fact contained herein or for any action taken, suffered or omitted by it in reliance on any Warrant Certificate or other document or instrument believed by it in good faith to be genuine and to have been signed or presented by the proper party or parties, (ii) be responsible for any failure on the part of the Company to comply with any of its covenants and obligations contained in this Agreement or in any Warrant Certificate, or (iii) be liable for any act or omissions in connection with this Agreement except for its own negligence or willful misconduct.

   The Warrant Agent may at any time consult with counsel for the Company and shall incur no liability or responsibility for any action taken, suffered or omitted by it in good faith in accordance with the option or advice of such counsel.

   Any notice, statement, instruction, request, direction, order or demand of the Company shall be sufficiently evidenced by an instrument signed by its Chief Executive Officer, President, a Vice President, its Treasurer, an Assistant Treasurer, its Secretary, or an Assistant Secretary (unless other evidence in respect thereof is herein specifically prescribed). The Warrant Agent shall not be liable for any action taken, suffered or omitted by it in accordance with such notice, statement, instruction, request, direction, order or demand.

   The Company agrees to pay the Warrant Agent reasonable compensation for its services hereunder and to reimburse it for its reasonable expenses hereunder; it further agrees to indemnify the Warrant Agent and save it harmless against any and all losses, expenses and liabilities, including judgments, costs and counsel fees, for anything done or omitted by the Warrant Agent in the execution of its duties and powers hereunder except losses, expenses and liabilities arising as a result of the Warrant Agent's negligence or willful misconduct.

   The Warrant Agent may resign its duties and be discharged from all further duties and liabilities hereunder (except liabilities arising as a result of the Warrant Agent's own negligence or willful misconduct), after giving thirty (30) days prior written notice to the Company. At least fifteen (15) days prior to the date, such resignation is to become effective, the Warrant Agent shall cause a copy of such notice of resignation to be mailed to the Registered Holder of each Warrant Certificate at the Company's expense. Upon such resignation, the company shall appoint in writing, a new warrant agent. If the company shall fail to make such appointment within a period of thirty
(30) days after it has been notified in writing of such resignation by the resigning Warrant Agent, then the Registered Holder of any Warrant Certificate may apply in any court of competent jurisdiction for the appointment of a new warrant agent. Any new warrant agent, whether appointed by the Company or by such a court, shall be a bank or trust company having a capital and surplus, as shown by its last published report of its stockholders, of not less than $1,000,000 or a stock transfer company doing business in the Denver, Colorado, metropolitan area. After acceptance in writing of such appointment by the new warrant agent is received by the Company, such new warrant agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named herein as the warrant agent, without any further assurance, conveyance, act or deed; but if for any reason it shall be necessary or expedient to execute and deliver any further assurance, conveyance, act or deed, the same shall be done at the expense of the Company and shall be legally and validly executed and delivered by the resigning Warrant Agent. Not later than the effective date of any such appointment, the Company shall file notice thereof with the resigning Warrant Agent and shall forthwith cause a copy of such notice to be mailed to the Registered Holder of each Warrant Certificate.

   Any corporation into which the Warrant Agent or any new warrant agent may be converted or merged or any corporation resulting from any consolidation to which the Warrant Agent or any new warrant agent shall be a party or any corporation succeeding to the corporate trust business of the Warrant Agent shall be a successor warrant agent under this Agreement without any further act, provided that such corporation is eligible for appointment as successor to the Warrant Agent under the provisions of the preceding paragraph. Any such successor warrant agent shall promptly cause notice of its succession as warrant agent to be mailed to the Company and to the Registered Holder of each Warrant Certificate.

   The Warrant Agent, its subsidiaries and affiliates, and any of its or their officers or directors, may buy and hold or sell Warrants or other securities of the Company and otherwise deal with the Company in the same manner and to the same extent and with like effect as though it were not the Warrant Agent. Nothing herein shall preclude the Warrant Agent from acting in any capacity for the Company or for any other legal entity.

   The Warrant Agent and the Company may by supplemental agreement, make any changes or corrections in this Agreement (i) that they shall deem appropriate to cure any ambiguity or to correct any defective or inconsistent provision or manifest mistake or error herein contained; or (ii) that they may deem necessary or desirable and which shall not adversely affect the interests of the holders of Warrant Certificates; provided, however, that this Agreement shall not otherwise be modified, supplemented or altered in any respect except with the consent in writing of the Registered Holders of Warrant Certificates representing not less than 50% of the Warrants then outstanding; and provided, further, that no change in the number or nature of the securities purchasable upon the exercise of any Warrant, or an increase in the Purchase Price therefor, or the acceleration of the applicable Warrant Expiration Date, shall be made without the consent in writing of the Registered Holders of the Warrant Certificate representing such Warrant, other than such changes as are specifically prescribed by this Agreement as originally executed.

   SECTION 12.  Notices.

   All notices, requests, consents and other communications hereunder shall be in writing and shall be deemed to have been made when delivered or mailed, first-class postage prepaid, or delivered to a telegraph office for transmissions: if to the Registered Holder of the Warrant Certificate, at the address of such holder as shown on the registry books maintained by the Warrant Agent; if to the Company, at c/o Frascona, Joiner and Goodman, P.C., 4750 Table Mesa Drive, Boulder, Colorado 80303, Attention: Gary S. Joiner, or at such other address as may have been furnished to the Warrant Agent in writing by the Company, in each case with a copy at the same time to Frascona, Joiner and Goodman, P.C., Attention: Gary S. Joiner, Esq., 4750 Table Mesa Drive, Boulder, Colorado 80303-5575; and, if to the Warrant Agent, at the Corporate office.

   SECTION 13.  Governing law.

   This Agreement shall be governed by and construed in accordance with the laws of the State of Colorado.

   SECTION 14.  Binding Effect.

   This Agreement shall be binding upon and inure to the benefit of the Company, the Warrant Agent and their respective successors and assigns, and the Registered Holders from time to time of Warrant Certificates or any of them. Nothing in this Agreement is intended or shall be construed to confer upon any other person any right, remedy or claim or to impose upon any other person any duty, liability or obligation.

   SECTION 15.  Counterparts.

   This Agreement may be executed in several counterparts, which taken together shall constitute a single document.

   IN WITNESS WHEREOF, the parties hereto have cause this Agreement to be duly executed as of the date first above written.


CHELMSFORD CAPITAL, LTD.


By:        /s/
Its:       President

CORPORATE STOCK TRANSFER, INC.
as Warrant Agent

By:        /s/
Its:       ____
EXHIBIT 4.2 - SPECIMEN CLASS A WARRANT CERTIFICATE

WARRANT CERTIFICATE NO ____

CANCELABLE WARRANT NO. W-A___
_______ CANCELABLE WARRANTS

CHELMSFORD CAPITAL, LTD.
(a Colorado corporation)

CANCELABLE WARRANT CERTIFICATE
For the Purchase of Common Stock
CUSIP __________________

   THIS CERTIFIES THAT, for value received,
____________________
__________________________________________________________
________
__________________________________________________________
________
("Warrantholder"), is the registered owner of the above-stated number of Cancelable Class A Warrants ("Cancelable Warrants") of
CHELMSFORD CAPITAL, LTD., a Colorado corporation
("Company"), expiring on December 31, 1999, unless canceled or extended ("Expiration Date"). Subject to cancellation and other limitations as described below, each Cancelable Warrant entitles the Warrantholder to purchase one share of the common stock no par value ("Common Stock" or "Shares"), of the Company, at a purchase price of $2.00 per Share ("Exercise Price"), at any time beginning August 1, 1995 and until to the Expiration Date, upon surrender of this Certificate with the exercise form on the reverse side hereof duly completed and executed, accompanied by payment of the Exercise
Price, to Corporate Stock Transfer, Inc., ("Warrant Agent"), 370 - 17th Street, Suite 2350, Denver, Colorado 80202. This Certificate and exercise of these Cancelable Warrants will be subject to the provisions of the Warrant Agent Agreement dated _____________, 1995,
("Warrant Agreement"), between the Company and the Warrant Agent, to which provisions the Warrantholder agrees by acceptance of this Certificate. The provisions of the Warrant Agreement and those set forth on the reverse side of this Certificate are fully incorporated by reference into this Certificate as if fully set forth herein.

   If all Cancelable Warrants represented by this Certificate shall not have been duly exercised on or before the Expiration Date, as it may be extended, the unexercised Cancelable Warrants shall expire and this Certificate shall become void. The Expiration Date may be extended from time to time for an indefinite period, or the Exercise Price may be reduced, at the discretion of the Company upon giving notice thereof to the Warrant Agent and giving subsequent notice thereof to holders of Cancelable Warrants then listed on its books.

   The Warrantholder may exercise all or any of the Cancelable
Warrants in the manner and during the period stated above, but only for an even number of Shares if less than all are exercised, upon due presentment of this Certificate to the Warrant Agent. The Exercise Price must be paid in lawful money of the United States of America, in cash or by personal check, bank check or certified check payable to the order of the Company. If fewer than all of the above number of Cancelable Warrants are exercised, the Warrant Agent shall execute and deliver to the Warrantholder a new Cancelable Class A Warrant certificate of like tenor evidencing the number of Cancelable Warrants not exercised. Should any or all the Cancelable Warrants be assigned, then upon due presentment of this Certificate by the assignee to the Warrant Agent accompanied by payment of the sum of $10.00 per Cancelable Class A Warrant certificate to be issued and of all transfer taxes and other governmental charges due, if any, the Warrant Agent shall transfer the Cancelable Warrants assigned on the transfer books and shall (subject to the Warrant Agreement) execute and deliver to the assignee a Cancelable Class A Warrant certificate of like tenor representing the number of Cancelable Warrants assigned, and if less than all of the Cancelable Warrants are assigned, execute and deliver to the Warrantholder a Cancelable Class A Warrant certificate of like tenor representing the number of Cancelable Warrants not assigned.

   The Company may cancel these Cancelable Warrants at any time upon at least thirty days' prior written notice to holders of Cancelable Warrants then listed on its books. This notice shall accelerate the Expiration Date, which shall become the last day of the cancellation period, and the Cancelable Warrants may be exercised on or before the accelerated Expiration Date. Cancelable Warrants not exercised timely shall expire and this Certificate shall become void. The cancellation prior (and the accelerated Expiration Date) may be extended by the Company upon two days' written notice to the Warrant Agent and giving subsequent notice thereof to holders of Cancelable Warrants then listed on its books.

   The Cancelable Warrants may be exercised, or canceled in accordance with the immediately proceeding paragraph, only if a current prospectus is then in effect. The Company has undertaken to use its best efforts to maintain a current prospectus at any time during which the market bid price for the Common Stock exceeds the Exercise Price, but is not obligated to do so.

   In addition, should management of a business opportunity that is the target of a business combination with the Company require, as a condition to the consummation of the business combination, that the Cancelable Warrants be canceled, the Cancelable Warrants may be canceled by the Company under the terms set forth in Section 5(a) of the Warrant Agreement without prior written notice to the registered holders of the Cancelable Warrants and without any right on the part of such holders to exercise the Cancelable Warrants prior to cancellation. The Company may cancel the Cancelable Warrants under these limited circumstances irrespective of whether a current prospectus is then in effect. The Company's power to cancel the Cancelable Warrants in accordance with Section 5(a) of the Warrant Agreement shall expire upon the Company's consummation of a business combination. UNTIL THE CANCELABLE WARRANTS
ARE NO LONGER SUBJECT TO CANCELLATION UNDER
SECTION 5(a) OF THE WARRANT AGREEMENT, THE
CANCELABLE WARRANTS MAY NOT BE TRANSFERRED ON
THE RECORDS OF THE COMPANY.

   These Cancelable Warrants shall not entitle the Warrantholder to any of the rights of stockholders or to any dividend declared upon the Common Stock unless the Warrantholder shall have exercised these Cancelable Warrants and purchased the Shares of Common Stock prior to the record date fixed by the Board of Directors of the Company for the determination of holders of Common Stock entitled to such dividend or other right. Holders of Cancelable Warrants are protected against dilution of their interests represented by the underlying shares of Common Stock upon the occurrence of stock dividends, stock splits or reclassifications of the Common Stock, as provided in the Warrant Agreement.

   This Certificate shall not be valid unless countersigned by the Warrant Agent.

   WITNESS the facsimile seal of the Company and the facsimile signature of its duly authorized officer.

Dated:______________________________

CHELMSFORD CAPITAL, LTD.
By: Grant W.Peck, President
By: Dean F. Sessions, Secretary
COUNTERSIGNED:

CORPORATE STOCK TRANSFER, INC.
370 - 17th Street, Suite 2350
Denver, Colorado  80202


By:___________________________
   Warrant Agent
   Authorized Signature
CANCELABLE WARRANT SUBSCRIPTION FORM

                        CHELMSFORD CAPITAL, LTD.

Date: ____________________, 19____

   The Undersigned hereby elects irrevocably to exercise the within Cancelable Warrant and to purchase _____________ shares of Common Stock of the Company called for thereby, and hereby makes payment of $_____________ (at the rate of $2.00 per share of Common Stock) payable to Chelmsford Capital, Ltd. in payment of the Exercise Price pursuant thereto and, if such number of shares shall not be all of the shares purchasable hereunder, directs that a new Cancelable Warrant Certificate of like tenor for the balance of the remaining shares purchasable hereunder be delivered to the undersigned at the address stated below. Please issue the shares of Common Stock as to which this Cancelable Warrant is exercised in accordance with the instructions given below.

Signature:

Signature Guaranteed:

By:


INSTRUCTIONS FOR REGISTRATION OF STOCK

Name_____
(Print in Block Letters)

Address____

ASSIGNMENT
(To be executed by the registered Holder to effect a transfer of the within Warrant)

FOR VALUE RECEIVED, ________________________ does hereby sell, assign and transfer unto ____________________________ the right to purchase _____________ shares of the Common Stock of the Company evidenced by the within Warrant, and does hereby irrevocably constitute and appoint _____________________________ attorney to transfer such right on the books of the Company with full power of substitution in the premises.

Dated:____________________, 19____
Signature:
Signature Guaranteed:
By:
* * * * * * * * * *
NOTICE: The signature to this Assignment must correspond with the name as written upon the face of the within Warrant in every particular without alteration or enlargement or any change whatsoever, and must be guaranteed by a bank, other than a savings bank, or by a trust company or by a firm having membership on a registered national securities exchange.

EXHIBIT 4.3 - SPECIMEN CLASS B WARRANT CERTIFICATE
WARRANT CERTIFICATE NO ____

CANCELABLE WARRANT NO. W-B___
_______ CANCELABLE WARRANTS

CHELMSFORD CAPITAL, LTD.
(a Colorado corporation)

CANCELABLE WARRANT CERTIFICATE
For the Purchase of Common Stock
No Par Value
CUSIP __________________

THIS CERTIFIES THAT, for value received, ____________________
__________________________________________________________
__________________________________________________________
("Warrantholder"), is the registered owner of the above-stated number of Cancelable Class B Warrants ("Cancelable Warrants") of
CHELMSFORD CAPITAL, LTD., a Colorado corporation
("Company"), expiring on December 31, 1999, unless canceled or extended ("Expiration Date"). Subject to cancellation and other limitations as described below, each Cancelable Warrant entitles the Warrantholder to purchase one share of the common stock no par value ("Common Stock" or "Shares"), of the Company, at a purchase price of $4.00 per Share ("Exercise Price"), at any time beginning August 1, 1995, and until to the Expiration Date, upon surrender of this Certificate with the exercise form on the reverse side hereof duly completed and executed, accompanied by payment of the Exercise
Price, to Corporate Stock Transfer, Inc., ("Warrant Agent"), 370 - 17th Street, Suite 2350, Denver, Colorado 80202. This Certificate and exercise of these Cancelable Warrants will be subject to the provisions of the Warrant Agent Agreement dated _____________, 1995,
("Warrant Agreement"), between the Company and the Warrant Agent, to which provisions the Warrantholder agrees by acceptance of this Certificate. The provisions of the Warrant Agreement and those set forth on the reverse side of this Certificate are fully incorporated by reference into this Certificate as if fully set forth herein.

   If all Cancelable Warrants represented by this Certificate shall not have been duly exercised on or before the Expiration Date, as it may be extended, the unexercised Cancelable Warrants shall expire and this Certificate shall become void. The Expiration Date may be extended from time to time for an indefinite period, or the Exercise Price may be reduced, at the discretion of the Company upon giving notice thereof to the Warrant Agent and giving subsequent notice thereof to holders of Cancelable Warrants then listed on its books.

   The Warrantholder may exercise all or any of the Cancelable
Warrants in the manner and during the period stated above, but only for an even number of Shares if less than all are exercised, upon due presentment of this Certificate to the Warrant Agent. The Exercise Price must be paid in lawful money of the United States of America, in cash or by personal check, bank check or certified check payable to the order of the Company. If fewer than all of the above number of Cancelable Warrants are exercised, the Warrant Agent shall execute and deliver to the Warrantholder a new Cancelable Class B Warrant certificate of like tenor evidencing the number of Cancelable Warrants not exercised. Should any or all the Cancelable Warrants be assigned, then upon due presentment of this Certificate by the assignee to the Warrant Agent accompanied by payment of the sum of $10.00 per Cancelable Class B Warrant certificate to be issued and of all transfer taxes and other governmental charges due, if any, the Warrant Agent shall transfer the Cancelable Warrants assigned on the transfer books and shall (subject to the Warrant Agreement) execute and deliver to the assignee a Cancelable Class B Warrant certificate of like tenor representing the number of Cancelable Warrants assigned, and if less than all of the Cancelable Warrants are assigned, execute and deliver to the Warrantholder a Cancelable Class B Warrant certificate of like tenor representing the number of Cancelable Warrants not assigned.

   The Company may cancel these Cancelable Warrants at any time upon at least thirty days' prior written notice to holders of Cancelable Warrants then listed on its books. This notice shall accelerate the Expiration Date, which shall become the last day of the cancellation period, and the Cancelable Warrants may be exercised on or before the accelerated Expiration Date. Cancelable Warrants not exercised timely shall expire and this Certificate shall become void. The cancellation prior (and the accelerated Expiration Date) may be extended by the Company upon two days' written notice to the Warrant Agent and giving subsequent notice thereof to holders of Cancelable Warrants then listed on its books.

   The Cancelable Warrants may be exercised, or canceled in accordance with the immediately proceeding paragraph, only if a current prospectus is then in effect. The Cancelable Warrants has undertaken to use its best efforts to maintain a current prospectus at any time during which the market bid price for the Common Stock exceeds the Exercise Price, but is not obligated to do so.

   In addition, should management of a business opportunity that is the target of a business combination with the Company require, as a condition to the consummation of the business combination, that the Cancelable Warrants be canceled, the Cancelable Warrants may be canceled by the Company under the terms set forth in Section 5(a) of the Warrant Agreement without prior written notice to the registered holders of the Cancelable Warrants and without any right on the part of such holders to exercise the Cancelable Warrants prior to cancellation. The Company may cancel the Cancelable Warrants under these limited circumstances irrespective of whether a current prospectus is then in effect. The Company's power to cancel the Cancelable Warrants in accordance with Section 5(a) of the Warrant Agreement shall expire upon the Company's consummation of a business combination. UNTIL THE CANCELABLE WARRANTS
ARE NO LONGER SUBJECT TO CANCELLATION UNDER
SECTION 5(a) OF THE WARRANT AGREEMENT, THE
CANCELABLE WARRANTS MAY NOT BE TRANSFERRED ON
THE RECORDS OF THE COMPANY.

   These Cancelable Warrants shall not entitle the Warrantholder to any of the rights of stockholders or to any dividend declared upon the Common Stock unless the Warrantholder shall have exercised these Cancelable Warrants and purchased the Shares of Common Stock prior to the record date fixed by the Board of Directors of the Company for the determination of holders of Common Stock entitled to such dividend or other right. Holders of Cancelable Warrants are protected against dilution of their interests represented by the underlying shares of Common Stock upon the occurrence of stock dividends, stock splits or reclassifications of the Common Stock, as provided in the Warrant Agreement.

   This Certificate shall not be valid unless countersigned by the Warrant Agent.

   WITNESS the facsimile seal of the Company and the facsimile signature of its duly authorized officer.

Dated:______________________________

CHELMSFORD CAPITAL, LTD.

By: Grant W. Peck, President
By:Dean F. Sessions, Secretary

COUNTERSIGNED:
CORPORATE STOCK TRANSFER, INC.
370 - 17th Street, Suite 2350
Denver, Colorado  80202
By: ___________________________
    Warrant Agent
    Authorized Signature
CANCELABLE WARRANT SUBSCRIPTION FORM

CHELMSFORD CAPITAL, LTD.

Date: ____________________, 19____

   The Undersigned hereby elects irrevocably to exercise the within Cancelable Warrant and to purchase _____________ shares of Common Stock of the Company called for thereby, and hereby makes payment of $_____________ (at the rate of $4.00 per share of Common Stock) payable to Chelmsford Capital, Ltd., in payment of the Exercise Price pursuant thereto and, if such number of shares shall not be all of the shares purchasable hereunder, directs that a new Cancelable Warrant Certificate of like tenor for the balance of the remaining shares purchasable hereunder be delivered to the undersigned at the address stated below. Please issue the shares of Common Stock as to which this Cancelable Warrant is exercised in accordance with the instructions given below.

Signature:___

Signature Guaranteed:___

By:___


INSTRUCTIONS FOR REGISTRATION OF STOCK

Name___
(Print in Block Letters)

Address___

ASSIGNMENT
(To be executed by the registered Holder to effect a transfer of the within Warrant)

FOR VALUE RECEIVED, ______________________________ does
hereby sell, assign and transfer unto ____________________ the right to purchase _____________ shares of the Common Stock of the Company evidenced by the within Warrant, and does hereby irrevocably constitute and appoint _______________________ attorney to transfer such right on the books of the Company with full power of substitution in the premises.

Dated:____________________, 19____
Signature:___
Signature Guaranteed:___
By:___

* * * * * * * * * *

NOTICE:The signature to this Assignment must correspond with the name as written upon the face of the within Warrant in every particular without alteration or enlargement or any change whatsoever, and must be guaranteed by a bank, other than a savings bank, or by a trust company or by a firm having membership on a registered national securities exchange.

EXHIBIT 27 - Financial Data Schedule