Form 10QSB
period 1997-04-30
CHELMSFORD CAPITAL LTD
filed 1997-06-19
CIK 943657

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
__X__ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1997.

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

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At April 30, 1997, the following shares of common were outstanding: Common Stock, no par value, 1,369,500 shares; Class A Warrants to purchase common stock, 2,739,000; Class B Warrants to purchase common stock, 1,369,500.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)

Quarter Ended April 30, 1997
CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)


Index to Financial Statements


Accountant's Report
Balance Sheet
Statements of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements
CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)

The Board of Directors and Stockholders of Chelmsford Capital, Ltd.

The accompanying balance sheet of Chelmsford Capital, Ltd. (a development stage company) as of April 30, 1997, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


COMISKEY & COMPANY
Aurora, Colorado
June 18, 1997

CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)
BALANCE SHEET
April 30, 1997
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              -
 Total current assets                                  -

NON-CURRENT ASSETS
Organizational costs (net)                           321
 Total other assets                                  321

TOTAL ASSETS                                         321

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                   5,496
 Total current liabilities                         5,496

STOCKHOLDERS' EQUITY
Common stock, no par value
 100,000,000 shares authorized;
 1,369,500 shares issued and
 outstanding                                       8,585
Preferred stock, no par value
 10,000,000 shares authorized;
 no shares issued and outstanding                      -
Additional paid-in capital                         3,489

Deficit accumulated during the
 development stage                              (17,249)

 Total stockholders' equity                      (5,175)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                               321

The accompanying notes are an integral part of the financial statements. CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
(UNAUDITED)

                     Period from
                     Inception                   For quarter ended April 30
                     (1/19/95)
                     to April 30, 1997              1997             1996

INCOME                         -                       -                -

EXPENSES
Amortization                 179                       -               25
Bank charges                  84                       -               14
Rent                       1,075                       -              150
Legal and
 professional             14,568                   2,187                -
Miscellaneous fees           105                       -                -
Directors Fees             1,238                       -                -

TOTAL EXPENSES            17,249                   2,187              189

NET LOSS                (17,249)                 (2,187)            (189)

Balance, beginning of
 period                        -                (15,062)          (8,374)

Balance, end of
 period                 (17,249)                (17,249)          (8,563)

NET LOSS
  PER SHARE                (NIL)                   (NIL)            (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING           1,360,611               1,369,500        1,349,895

The accompanying notes are an integral part of the financial statements. CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                   Period from
                   Inception            For the three months ended
                   (1/15/95)                    April 30
                   to 4/30/97               1997             1996

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                (17,249)         (2,187)            (189)
Noncash items
 included in net loss:
  Rent                     1,075               -              150
  Amortization expense       179               -               25
  Expenses paid by
    related party          2,414               -                -
  Stock issued for
  services                 1,238               -                -

Changes in:
  Current
  liabilities              5,496           2,187                -
Net cash used
  by operating
  activities             (6,847)               -             (14)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES                    -               -                -

CASH FLOWS FROM
 FINANCING
 ACTIVITIES
Issuance of common         6,847               -                -

Net cash provided by
 financing activities      6,847               -                -

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                   -               -             (14)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                        -               -              673

CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD                 -               -              659

The accompanying notes are an integral part of the financial statements. CHELMSFORD CAPITAL, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 1997


1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

        The Company's plan of operations for the next twelve months is to continue to seek to complete a merger or acquisition transaction with a small or medium-sized enterprise which desires to become a public corporation. In selecting a potential merger or acquisition candidate, the Company will consider many factors, including, but not limited to, potential for growth and profitability, quality and experience of management, capital requirements, and the ability of the Company to qualify its shares for trading on NASDAQ or on an exchange.

        The types of business enterprises which it is believed might find a business combination with the Company to be attractive include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, foreign companies desiring to obtain access to U.S. customers and U.S. capital markets, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

        Although it has had preliminary discussions with several potential merger or acquisition candidates, the Company is unable to predict when it may participate in a business opportunity. It has not established any deadline for completion of a transaction, and anticipates that the process could continue throughout the next twelve months.

        The Company's balance sheet for the quarter ended April 30, 1997, reflects no current assets and current liabilities in the amount of $5,496. Accordingly, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.


Part II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBIT 27 - Financial data schedule.

        (b) There have been no reports on Form 8-K for the quarter ending April 30, 1997.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHELMSFORD CAPITAL, LTD.
__________________________________
(Registrant)

Date:   June 19, 1997

/s/John R. Mulder

John R. Mulder, President