Form 10QSB
period 1997-07-31
CHELMSFORD CAPITAL LTD
filed 1997-09-22
CIK 943657

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
__X__ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1997.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At July 31, 1997, the following shares of common were outstanding: Common Stock, no par value, 1,369,500 shares; Class A Warrants to purchase common stock, 2,739,000; Class B Warrants to purchase common stock, 1,369,500.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)

Quarter Ended July 31, 1997
CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)


Index to Financial Statements


Accountant's Report
Balance Sheet
Statements of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements
CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)

The Board of Directors and Stockholders of Chelmsford Capital, Ltd.

The accompanying balance sheet of Chelmsford Capital, Ltd. (a development stage company) as of July 31, 1997, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


COMISKEY & COMPANY
Denver, Colorado
September 17, 1997

CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)
BALANCE SHEET
July 31, 1997
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              -
 Total current assets                                  -

NON-CURRENT ASSETS
Organizational costs (net)                           271
 Total other assets                                  271
TOTAL ASSETS                                         271

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                   1,595
Accounts payable - related party                   7,244
 Total current liabilities                         8,838

STOCKHOLDERS' EQUITY
Common stock, no par value
 100,000,000 shares authorized;
 1,369,500 shares issued and
 outstanding                                       8,585
Preferred stock, no par value
 10,000,000 shares authorized;
 no shares issued and outstanding                      -
Additional paid-in capital                         3,489

Deficit accumulated during the
 development stage                              (20,641)

 Total stockholders' equity                      (8,567)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                               271

The accompanying notes are an integral part of the financial statements. CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
(UNAUDITED) Page 1 of 2

                                                For quarter ended 7/31
                                                1997             1996

REVENUES
 Income                                                -                -

EXPENSES
 Amortization                                         50               25
 Bank charges                                          -               10
 Rent                                                  -              150
 Legal and
 professional                                      3,342                -
 Miscellaneous fees                                    -                -
 Directors Fees                                        -                -

TOTAL EXPENSES                                     3,392              185

NET LOSS                                         (3,392)            (185)

Balance, beginning of
 period                                         (17,249)          (8,563)

Balance, end of
 period                                         (20,641)          (8,748)

NET LOSS
  PER SHARE                                        (NIL)            (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING                                   1,369,500        1,349,895

The accompanying notes are an integral part of the financial statements. CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
(UNAUDITED) Page 2 of 2

                     Period from
                     Inception                   For six months ended 7/31
                     (1/19/95)
                     to July 31, 1997               1997             1996

REVENUES
 Income                        -                       -                -

EXPENSES
 Amortization                229                      50               50
 Bank charges                 84                       -               24
 Rent                      1,075                       -              300
 Legal and
 professional             17,910                   5,529                -
 Miscellaneous fees          105                       -                -
 Directors Fees            1,238                       -                -

TOTAL EXPENSES            20,641                   5,579              374

NET LOSS                (20,641)                 (5,579)            (374)

Balance, beginning of
 period                        -                (15,062)          (8,374)

Balance, end of
 period                 (20,641)                (20,641)          (8,748)

NET LOSS
  PER SHARE                (NIL)                   (NIL)            (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING           1,361,496               1,369,500        1,349,895

The accompanying notes are an integral part of the financial statements. CHELMSFORD CAPITAL, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                   Period from
                   Inception            For the six months ended
                   (1/15/95)                    July 31
                   to 7/31/97               1997             1996

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                (20,641)         (5,579)            (374)
Noncash items
 included in net loss:
  Rent                     1,075               -              300
  Amortization expense       229              50               50
  Expenses paid by
    related party          2,414               -                -
  Stock issued for
  services                 1,238               -                -

Changes in:
  Current
  liabilities              8,838           5,529                -
Net cash used
  by operating
  activities             (6,847)               -             (24)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES                    -               -                -

CASH FLOWS FROM
 FINANCING
 ACTIVITIES
Issuance of common         6,847               -                -

Net cash provided by
 financing activities      6,847               -                -

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                   -               -             (24)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                        -               -              673

CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD                 -               -              649

The accompanying notes are an integral part of the financial statements. CHELMSFORD CAPITAL, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 1997


1.  MANAGEMENT'S REPRESENTATION OF INTERIM
FINANCIAL INFORMATION.

        The accompanying financial statements have been prepared by Chelmsford Capital, Ltd. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at January 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

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

        The Company's balance sheet for the quarter ended July 31, 1997, reflects no current assets and current liabilities in the amount of $8,838. Accordingly, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.

Part II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBIT 27 - Financial data schedule.

        (b) There have been no reports on Form 8-K for the quarter ending July 31, 1997.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHELMSFORD CAPITAL, LTD.
(Registrant)

Date:   September 22, 1997

/s/____________________________

John R. Mulder, President