Form 10QSB
period 1997-10-31
CHELMSFORD CAPITAL LTD
filed 1997-12-22
CIK 943657

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
__X__ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1997.

_____ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   0-25818

                   WORLDWIDE INTERNET MARKETING, INC.
                 (Name of small business in its charter)

Colorado                                  84-1293163
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

14 East Main Street
P. O. Box 309
Los Gatos,  CA                       95301

(Address of Principal Office)        Zip Code

Issuer's telephone number:    (408) 354-6081

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At October 31, 1997, the following shares of common were outstanding: Common Stock, no par value, 1,379,500 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


WORLDWIDE INTERNET MARKETING, INC.
(A Development Stage Company)

Quarter Ended October 31, 1997
WORLDWIDE INTERNET MARKETING, INC.
(A Development Stage Company)


Index to Financial Statements



Balance Sheet
Statements of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements
WORLDWIDE INTERNET MARKETING, INC.
(A Development Stage Company)
BALANCE SHEET
October 31, 1997
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                          -
 Total current assets                              -

NON-CURRENT ASSETS
Organizational costs (net)                       246
 Total other assets                              246
TOTAL ASSETS                                     246

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                               5,388
Accounts payable - related party               7,244
 Total current liabilities                    12,632

STOCKHOLDERS' EQUITY
Common stock, no par value
 100,000,000 shares authorized;
 1,379,500 shares issued and
 outstanding                                   8,635
Preferred stock, no par value
 10,000,000 shares authorized;
 no shares issued and outstanding                  -
Additional paid-in capital                     3,489

Deficit accumulated during the
 development stage                          (24,510)

 Total stockholders' equity                 (12,386)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                           246

The accompanying notes are an integral part of the financial statements. WORLDWIDE INTERNET MARKETING, INC.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
(UNAUDITED) Page 1 of 2

                                             For quarter ended 10/31
                                             1997           1996

REVENUES
 Income                                            -              -

EXPENSES
 Amortization                                     25             25
 Bank charges                                      -             14
 Rent                                              -            150
 Legal and
 professional                                  3,794              -
 Miscellaneous fees                               50              -
 Directors Fees                                    -              -

TOTAL EXPENSES                                 3,869            189

NET LOSS                                     (3,869)          (189)

Balance, beginning of
 period                                     (20,641)        (8,937)

Balance, end of
 period                                     (24,510)        (9,126)

NET LOSS
  PER SHARE                                    (NIL)          (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING                               1,379,500      1,349,895

The accompanying notes are an integral part of the financial statements. WORLDWIDE INTERNET MARKETING, INC.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
(UNAUDITED) Page 2 of 2

                   Period from
                     Inception                For nine months ended 10/31
                     (1/19/95)
                     to October 31, 1997        1997           1996

REVENUES
 Income                      -                     -              -

EXPENSES
 Amortization              254                    75             75
 Bank charges               84                     -             38
 Rent                    1,075                     -            450
 Legal and
 professional           21,704                 9,323              -
 Miscellaneous fees        155                    50              -
 Directors Fees          1,238                     -              -

TOTAL EXPENSES          24,510                 9,448            563

NET LOSS              (24,510)               (9,448)          (563)

Balance, beginning of
 period                      -              (15,062)        (8,748)

Balance, end of
 period               (24,510)              (24,510)        (9,311)

NET LOSS
  PER SHARE              (NIL)                 (NIL)          (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING         1,361,496             1,369,500      1,349,895

The accompanying notes are an integral part of the financial statements. WORLDWIDE INTERNET MARKETING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                  Period from
                  Inception          For the nine months ended
                  (1/15/95)                  October 31
                  to 10/31/97            1997           1996

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss              (24,510)        (9,448)          (563)
Noncash items
 included in net loss:
  Rent                   1,075              -            450
  Amortization expense     254             75             75
  Expenses paid by
    related party        2,414              -              -
  Stock issued for
  services               1,288             50              -

Changes in:
  Current
  liabilities         12,632            9,323              -
Net cash used
  by operating
  activities           (6,847)              -           (38)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES                  -              -              -

CASH FLOWS FROM
 FINANCING
 ACTIVITIES
Issuance of common       6,847              -              -

Net cash provided by
 financing activities    6,847              -              -

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                 -              -           (38)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                      -              -            673

CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD               -              -            635

The accompanying notes are an integral part of the financial statements. WORLDWIDE INTERNET MARKETING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 1997


1.  MANAGEMENT'S REPRESENTATION OF INTERIM
FINANCIAL INFORMATION.

       The accompanying financial statements have been prepared by Worldwide Internet Marketing, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at January 31, 1997.

2.     CAPITAL TRANSACTION.

       On October 30, 1997, the Company agreed to issue 10,000 shares of common stock to fifteen (15) of its existing shareholders at $.005 per share. The Company recorded $50 of miscellaneous expense and a corresponding increase to shareholders equity as a result of the agreement.

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

       The Company's balance sheet for the quarter ended October 31, 1997, reflects no current assets and current liabilities in the amount of $12,632. Accordingly, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.


PART II.

ITEM 2.  CHANGES IN SECURITIES.

       (c)  Recent sales of unregistered securities.

       On October 30, 1997, the Company agreed to issue 10,000 shares of common stock to certain shareholders pursuant to a Stock Purchase Agreement. The issuance of the shares is part of a larger transaction in which the shareholders agreed to sell other shares of the Company's common stock to certain third parties. The Stock Purchase Agreement provides for the issuance of 50,000 shares which represents the number of shares to be issued in connection with the 10,000 shares following a stock split anticipated during the fiscal quarter ending January 31, 1998.

ITEM 5.  OTHER INFORMATION

       On October 27, 1997, Alan J. Setlin acquired control of the registrant by purchasing all of the common shares previously owned by Capital Twain, Inc., a Nevada corporation. In the transaction, Mr.
Setlin acquired 1,189,500 shares of common stock, representing approximately 86.86% of the issued and outstanding stock. He subsequently transferred 269,500 shares on a gratuitous basis to certain family members and business associates. Mr. Setlin retained direct ownership of 920,000 shares, and may be deemed to be the beneficial owner of an additional 60,000 shares owned by his spouse. Thus, Mr.
Setlin has direct or indirect beneficial ownership of 980,000 shares, representing approximately 71.56% of the issued and outstanding stock of the registrant. The transaction also involved the transfer of 2,695,000 Class A Warrants and 1,347,500 Class B Warrants previously owned by
Capital Twain, Inc., representing approximately 98.39% of each class of warrants.

       The purchase price for the shares was $75,000.00 and was paid by execution of two promissory notes in the amount of $37,500 each.
One of such notes is payable to Capital Twain, Inc., and the other is payable to Brownstone Holdings, LLC, a California limited liability company, in consideration of its release and waiver of any claim it may otherwise have had against Capital Twain, Inc., for an interest in the shares. The notes are due and payable upon the first to occur of (i) completion of a contemplated stock acquisition transaction between the registrant and Futurenet Online, Inc., pursuant to which the registrant acquires not less than eighty percent (80%) of the issued and outstanding capital stock of Futurenet Online International, Inc.; or (ii) December 31, 1997.

       The purchase was completed pursuant to the terms of a Stock Purchase Agreement dated October 27, 1997, between Donald Saunders and Alan J. Setlin, as Buyer, and Capital Twain, Inc., as Seller. Mr. Saunders was a named party to the transaction because he agreed to serve as co-signer of the two promissory notes, but he did not acquire any portion of the shares which were purchased. Brownstone Holdings, LLC, was a named party to the Stock Purchase Agreement for purposes of waiving any claim it may otherwise have had against Capital Twain, Inc., for an interest in the shares.

       In conjunction with the change in control of the registrant, the existing directors of the registrant resigned, and the following persons were selected as directors, to fill the remaining unexpired terms of their predecessors:

Name                                 Position
Frederick Neebling                   Chairman
Michael L. Abrams                    Director
Thomas K. Russell                    Director

       In November 1997, the shareholders approved a proposal to split the Company's outstanding common stock at a ratio of 5:1, thereby increasing the number of outstanding shares from 1,379,500 to 12,415,500. Simultaneously, certain shareholders agreed to cancel 4,798,000 shares leaving 7,657,500 shares outstanding. The stock split and cancellation also increased the number of Class A and Class B warrants from 2,739,000 and 1,369,500 respectively, to 3,000,000 each.

       In November 1997, the shareholders also approved a proposal to amend the Company's articles of incorporation changing its name to "Worldwide Internet Marketing, Inc." The amendment became effective on November 17, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       3.1 Articles of Incorporation of Chelmsford Capital, Ltd. dated January 19, 1995, are incorporated by reference from Exhibit 3.1 of the Company's Form 10-KSB for the fiscal year ended January 31, 1997.

       3.2 Bylaws of Chelmsford Capital, Ltd. dated January 19, 1995, are incorporated by reference from Exhibit 3.2 of the Company's Form 1--KSB for the fiscal year ended January 31, 1997.

       3.3 Articles of Amendment to the Articles of Incorporation of Chelmsford Capital, Ltd. dated October 26, 1997.

       10.1 Agreement for the Purchase and Sale of Stock, dated October 27, 1997, between Alan J. Setlin and Donald G. Saunders as buyers, and Capital Twain, Inc. and Brownstone Holdings, LLC, as sellers, is incorporated by reference from Exhibit 2 of the Company's Form 8-K filed November 12, 1997.

       10.2 Stock Purchase Agreement, dated October 30, 1997, between Dean Sessions as agent for sellers, Thomas K. Russell as agent for buyers, and Chelmsford Capital, Ltd.

       27      Financial Data Schedule.

(b) Reports on Form 8-K - The Company filed the following Current Report on Form 8-K during the fiscal quarter ended October 31, 1997:

       On November 12, 1997, the Company filed a Current Report on
Form 8-K, reporting under Item 1(i) a change in control of the Company pursuant to an Agreement for the Purchase and Sale of Stock, dated October 27, 1997, and (ii) in conjunction with the change in control, the resignation of directors and selection of new directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE INTERNET MARKETING, INC.
(Registrant)

Date:  December 22, 1997

By: /s/____________________________
       Frederick Neebling, President

Exhibit 3.1 - Articles of Amendment to the Articles of Incorporation

Mail to: Secretary of State                         For office use only
Corporations Section
1560 Broadway, Suite 200
Denver, CO 80202
(303) 894-2251
MUST BE TYPED                                       Fax  (303) 894-2242
FILING FEE: $25.00
MUST SUBMIT TWO COPIES

ARTICLES OF AMENDMENT TO THE ARTICLES OF
INCORPORATION

Please include a typed self-addressed envelope.


Pursuant to the provisions of the Colorado Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

FIRST: The name of the corporation is CHELMSFORD CAPITAL, LTD.

SECOND: The following amendment to the Articles of Incorporation was adopted on October 26, 1997, as prescribed by the Colorado
Business Corporation Act, in the manner marked with an X below:

        No shares have been issued or Directors Elected - Action by Incorporators

       No shares have been issued but Directors Elected - Action by Directors

       Such amendment was adopted by the board of directors where shares have been issued and shareholder action was not required.

       Such amendment was adopted by a vote of the shareholders. The number of shares voted for the amendment was sufficient for approval.


THIRD:  If changing corporate name, the new name of the corporation
is             WORLDWIDE INTERNET MARKETING, INC.


FOURTH: The manner, if not set forth in such amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the amendment shall be effected, is as follows:



If these amendments are to have a delayed effective date, please list that
date:   (Not to exceed ninety (90) days from the date of filing)

Signature /s/  Thomas K. Russell
Title: Secretary
Dated:  November 17, 1997

Exhibit 10.2 - STOCK PURCHASE AGREEMENT

       Agreement dated as of October 30, 1997, among Thomas K.
Russell, as agent for the purchasers listed on Exhibit A attached hereto, having an address at 32 Antibes, Laguna Niguel, California 92677, (hereinafter referred to as "Buyer's Agent"), Dean F. Sessions, as agent for the sellers listed on Exhibit B attached hereto, having an address at P.O. Box 17881, Boulder, Colorado 80308 (hereinafter referred to as "Seller's Agent"), and Chelmsford Capital, Ltd., a Colorado corporation, having an address at 1055 E. Tropicana Avenue, Suite 700, Las Vegas, Nevada 89119 (hereinafter referred to as the "Company").

       This Agreement sets forth the terms and conditions upon which the Seller's Agent, for and on behalf of the individual shareholders of the Company listed on Exhibit B attached hereto (the "Selling Shareholders"), is today selling, and the Buyer's Agent, for and on behalf of the individual purchasers listed on Exhibit A (the "Purchasing Shareholders"), is today purchasing 180,000 shares of the issued and outstanding common stock (the "Shares"), 22,000 Class A Warrants (the
"A Warrants") and 11,000 Class B Warrants (the "B Warrants") of the Company (the Shares, the A Warrants and the B Warrants are referred to as the "Securities").

       In consideration of the mutual agreements contained herein, the parties hereby agree as follows:

                         I.  SALE OF THE SHARES

               1.01 Shares being Sold. Subject to the terms and conditions of this Agreement, the Seller's Agent is selling, assigning and delivering the Securities to the Buyer's Agent at the closing provided for in Section 1.03 hereof (the "Closing"), free and clear of all liens, charges, or encumbrances of whatsoever nature.

               1.02 Consideration. The cash purchase price of $25,000.00 for the Securities shall be paid at the Closing, in certified funds, official bank check or wired funds.

               1.03 Closing. The Closing of the transactions provided for in Section 1.04 and 1.05 shall take place at 4750 Table Mesa Drive, on October 30, 1997, or at such other date and time as the parties may mutually agree in writing.

               1.04 Delivery by the Sellers Agent. At the Closing, the Sellers Agent shall deliver to the Buyers Agent certificates representing the Shares, the A Warrants and the B Warrants, endorsed in blank and otherwise in form acceptable for transfer on the books of the Company.

               1.05 Delivery by the Buyers Agent. At the Closing the Buyers Agent shall deliver to the Sellers Agent the cash payment provided for in Section 1.02 hereof.

                       II.  RELATED TRANSACTIONS.

               2.01   Finder.  Sellers Agent and Buyers Agent
acknowledge that there were no finders with respect to the transaction contemplated herein.

               2.02 Expenses of the Transaction. The Purchasing Shareholders shall be solely responsible for paying all expenses of the transaction incurred described herein, including but not limited to filing fees, legal fees, accounting fees, escrow agent fees, printing expenses, certificate engraving fees and transfer agent fees.

               2.03   Issuance of Restricted Shares.        At or prior to
Closing, the Purchasing Shareholders shall have caused the Company to take such steps as may be reasonably necessary or appropriate in order to issue a total of 50,000 shares of its authorized but previously unissued shares of common stock to be issued to the persons and in the proportions listed on Exhibit C attached hereto. It is understood and agreed that such shares shall constitute restricted securities as that term is defined in Rule 144 under the Securities Act of 1933. Accordingly, the share certificates representing such shares shall bear an appropriate restrictive legend.

               2.04   Purpose of Transaction.  The Purchasing
Shareholders are purchasing the Shares in anticipation of the completion of an acquisition transaction pursuant to which the Company acquires not less than eighty percent (80%) of the issued and outstanding capital stock of Futurenet Online International, Inc., a Colorado corporation, which is currently a wholly-owned subsidiary of Futurenet Online, Inc.

           III.  REPRESENTATIONS AND WARRANTIES BY THE AGENT.

       The Sellers Agent hereby represents and warrants for and on behalf of the Selling Shareholders as follows:

               3.01   Ownership of Securities and Authority.

                      (a) All of the Securities owned by the Selling Shareholders are owned free and clear of any liens, claims, options, charges, or encumbrances of whatsoever nature. The Sellers Agent has the unqualified right to sell, assign, and deliver the Securities for and on behalf of the Selling Shareholders, and, upon consummation of the transactions contemplated by this Agreement, the Buyers Agent will acquire for and on behalf of the Purchasing Shareholders good and valid title to the Securities, free and clear of all liens, claims, options, charges, and encumbrances of whatsoever nature.

               3.02 Authority; No Violation. The execution and delivery of this Agreement by the Sellers Agent on behalf of the Selling Shareholders, and by the Company, and the consummation by them of the transactions contemplated hereby have been duly authorized. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will constitute a violation or default under any term or provision of the Certificate of Incorporation or bylaws of the Company, or of any contract, commitment, indenture, other agreement or restriction of any kind or character to which the Company or any of the Selling Shareholders is a party or by which the Company or any of the Selling Shareholders is bound.

            IV.  REPRESENTATIONS AND WARRANTIES BY THE BUYER.

       The Buyers Agent hereby represents and warrants for and on behalf of the Purchasing Shareholders as follows:

               4.01 Authority; No Violation. The execution and delivery of this Agreement by the Buyers Agent, and the consummation by the Buyers Agent of the transactions contemplated hereby for and on behalf of the Purchasing Shareholders have been duly authorized. Neither the execution nor the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will constitute a violation of California law or the law of any other state.

               4.02   Representations Regarding the Acquisition of the
Shares.

                      (a) The Purchasing Shareholders understand the speculative nature and risks of investments associated with the Company and Buyers Agent hereby confirms for and on behalf of the Purchasing Shareholders that: (i) the Securities are suitable and consistent with the investment program of each of the Purchasing Shareholders; (ii) that the financial position of each of the Purchasing Shareholders enables such shareholder to bear the risk of the investment; and (iii) that there may not be any public market for the Securities purchased herein;

                      (b)     Neither the Company, the Sellers Agent,
nor the Selling Shareholders is under an obligation to register or seek an exemption under any federal and/or state securities acts for any resale or transfer of the Securities by the Buyers Agent or by the Purchasing Shareholders subsequent to the completion of the transactions described herein, and the Purchasing Shareholders are solely responsible for determining the status, in their hands, of the Securities acquired in the transaction and the availability, if required, of exemptions from registration for purposes of resale or transfer of such Securities; and

                      (c) The Buyers Agent, for and on behalf of the Purchasing Shareholders, has had the opportunity to ask questions of the Company and receive additional information from the Company to the extent that the Company possessed such information, or could acquire it without unreasonable effort or expense necessary to evaluate the merits and risks of any investment in the Company. Further, the Buyers
Agent, for and on behalf of the Purchasing Shareholders, has been given the opportunity to review: (1) All material books and records of the Company; (2) all material contracts and documents relating to the proposed transaction; (3) all filings made with the SEC; and, (4) an opportunity to question the appropriate executive officers of the Company.

            V. SURVIVAL OF REPRESENTATIONS; INDEMNIFICATION.

               5.01 Survival of Representations. All representations, warranties, and agreements made by any party in this Agreement or pursuant hereto shall survive the execution and delivery hereof and any investigation at any time made by or on behalf of any party.

               5.02 Indemnification by Purchasing Shareholders. The Buyers Agent hereby agrees for and on behalf of the Purchasing Shareholders, to indemnify the Sellers Agent, the Selling Shareholders and the Company, and hold them harmless from and in respect of any assessment, loss, damage, liability, cost, and expense (including, without limitation, interest, penalties, and reasonable attorneys' fees), imposed upon or incurred by the Sellers Agent, the Selling Shareholders or the Company resulting from a breach of any agreement, representation, or warranty of the Purchasing Shareholders contained herein.

                           VI.  MISCELLANEOUS

               6.01 Further Assurances. From time to time, at the request of the Buyers Agent for and on behalf of the Purchasing Shareholders, and without further consideration, the Sellers Agent shall execute for and on behalf of the Selling Shareholders and transfer such documents and take such action as the Buyers Agent may reasonably request in order to effectively consummate the transactions herein contemplated.

               6.02 Parties in Interest. All the terms and provisions of this Agreement shall be binding upon, shall inure to the benefit of, and shall be enforceable by the prospective heirs, beneficiaries, representatives, successors, and assigns of the parties hereto. For purposes of the foregoing, the parties shall be deemed to include the Purchasing Shareholders, the Selling Shareholders, the Company, the
Sellers Agent and the Buyers Agent.

               6.03 Prior Agreements; Amendments. This Agreement supersedes all prior agreements and understandings between the parties with respect to the subject matter hereof. This Agreement may be amended only by a written instrument duly executed by the parties hereto or their respective successors or assigns.

               6.04 Headings. The section and paragraph headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretations of this Agreement.

               6.05 Confidentiality. Each party hereby agrees that all information provided by the other party and identified as "confidential" will be treated as such, and the receiving party shall not make any use of such information other than with respect to this Agreement. If the Agreement shall be terminated, each party shall return to the other all such confidential information in their possession, or will certify to the other party that all of such confidential information that has not been returned has been destroyed.

               6.06 Notices. All notices, requests, demands, and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered or mailed (registered or certified mail, postage prepaid, return receipt requested) as follows:

       If to the Sellers Agent:

Dean F. Sessions
P.O. Box 17881
Boulder, Colorado 80308

       If to the Buyers Agent:

Thomas K. Russell
32 Antibes
Laguna Niguel, California 92677

       If to the Company:

Chelmsford Capital, Ltd.
ATTN: Edward R. Delorme
1055 E. Tropicana Avenue, Suite 700
Las Vegas, Nevada 89119

               6.07 Sellers Agent. The Sellers Agent shall have full authority to execute all documents and receive funds on behalf of the Selling Shareholders, and the Selling Shareholders have each authorized Sellers Agent to act on their behalf in connection with the disbursement of the monies set forth above and direct the Buyers Agent to issue its check and deliver said funds to the Sellers Agent.

               6.08   Buyers Agent.          The Buyers Agent shall have
full authority to execute all documents and receive the Securities on behalf of the Purchasing Shareholders, and the Purchasing Shareholders have each authorized Buyers Agent to act on their behalf in connection with the disbursement of the Securities and direct the Sellers Agent to deliver the Securities to the Buyers Agent.

               6.09 Effect. In the event any portion of this Agreement is deemed to be null and void under any state or federal law, all other portions and provisions not deemed void or voidable shall be given full force and effect.

               IN WITNESS WHEREOF, this Stock Purchase
Agreement has been duly executed and delivered by the Sellers Agent, the Buyers Agent and the Company on the date first above written.

SELLERS AGENT:
/s/Dean F. Sessions

BUYERS AGENT:

/s/Thomas K. Russell

COMPANY
CHELMSFORD CAPITAL, LTD.
a Colorado corporation

By:/s/Edward R. Delorme, President