Form 10KSB
period 1998-01-31
WORLDWIDE INTERNET MARKETING INC
filed 1998-05-18
CIK 943657

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

X    Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended January 31, 1998.

____ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
_________.

Commission File No:   0-25818

                       WORLDWIDE INTERNET MARKETING, INC.
              (Name of small business as specified in its charter)

Colorado                                 84-1293163
__________________________________________________________
(State or other jurisdiction             (IRS Employer
of Incorporation)                        Identification No.)

14 East Main Street, P. O. Box 309
__________________________________________________________
Address of Principal Executive Office (street and number)

Los Gatos, California  95301
__________________________________________________________
City, State and Zip Code

Issuer's telephone number:  (408) 354-6081

Securities to be registered under Section 12(b) of the Act:

Title of each class:  N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Class A Warrants to Purchase Common Stock
(Title of Class)
Class B Warrants to Purchase Common Stock
(Title of class)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $220,869

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,287,500 shares as of April 30, 1998.

(Documents incorporated by reference)

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING
INFORMATION

Certain statements under the captions "Management's Discussion and Analysis or Plan of Operations," "Description of Business" and elsewhere in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; the ability of the Company to implement its business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, government regulations; the ability of the Company to obtain financing for future acquisitions; and other factors.

Table of Contents
Item 1.  Business                                        4
Item 2.  Properties                                     19
Item 3.  Legal Proceedings                              20
Item 4.  Submission of Matters to
         a Vote of Security Holders                     22
Item 5.  Market for the Company's
         Common Equity and                              22
         Related Stockholder Matters

Item 6.  Management's Discussion and                    23
         Analysis or Plan of Operation
Item 7.  Financial Statements and
         Supplementary Data                             39
Item 8.  Changes in and Disagreements
         with Accountants on Accounting
         and Financial Disclosure                       65
Item 9.  Directors and Executive Officers               65
Item 10. Executive Compensation                         67
Item 11. Security Ownership of Certain
         Beneficial Owners and
         Management                                     68
Item 12. Certain Relationships and
         Related Transactions                           69
Item 13. Exhibits, Financial Statement
         Schedules and Reports on
         Form 8-KSB                                     72

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Company History

Worldwide Internet Marketing, Inc. ("Company") was incorporated under the laws of the State of Colorado on January 19, 1995, as a "blind pool" or "blank check" company for the purpose of serving as a capital market access vehicle for a private company desiring to become publicly held. The Company voluntarily registered under Section
12(g) of the Securities Exchange Act of 1934 by filing a registration statement on Form 10-SB. The registration statement became effective on or about June 6, 1995.

On or about January 16, 1998, the Company acquired 80% of the issued and outstanding stock of Futurenet Online International, Inc., a Colorado corporation ("FOII"), which was established in September
1997 to engage in the network marketing business, selling a variety of third-party manufactured products in countries outside the United States. The products include high-tech Internet access and video tele-conferencing devices, nutritional and personal care items, and other consumer products. Sales are made through a network of independent sales representatives, called "Distributors," who resell products which they purchase from the Company. Distributors pay a fee in order to acquire the right to purchase products and services from the Company, and they earn income from profits on product sales, commissions on products sold personally, override commissions on downline production and training bonuses. The Company's operations commenced in Canada in November of 1997, and are carried out through a wholly owned Canadian subsidiary of FOII. Operations commenced in the Philippines in March of 1998, and are carried out through a joint venture agreement between FOII and an unaffiliated foreign sponsor.

Until January of 1998, the Company was in the early developmental and promotional stages. Its only activities were organizational in nature, directed at raising capital and preliminary efforts to seek one or more properties or businesses for acquisition. The Company did not commence any commercial operations, had no full-time employees and owned no assets. The Company experienced changes of control during 1996 and 1997, and ultimately acquired control of FOII in January of 1998, at which time the Company commenced operations.

Change of Control in 1996.

On November 6, 1996, a change in control of the Company occurred when Capital Twain, Inc., a Nevada corporation ("Capital Twain"), purchased 1,189,500 shares of the Company's common stock. As a precondition to the purchase, persons who were previously the principal shareholders of the Company surrendered for cancellation a total of 347,500 shares of stock. Following these transactions, the 1,189,500 shares of stock purchased by Capital Twain, Inc. constituted approximately 86.86% of the Company's issued and outstanding stock.

Change of Control in 1997.

On October 27, 1997, Alan J. Setlin acquired control of the Company by purchasing all of the 1,189,500 common shares previously owned by Capital Twain, representing approximately 86.86% of the issued and outstanding stock. Mr. Setlin subsequently transferred 269,500 shares on a gratuitous basis to certain family members and business associates. Mr. Setlin retained direct ownership of 920,000 shares, and may have been deemed to be the beneficial owner of an additional
60,000 shares owned by his spouse. Thus, Mr. Setlin had direct or indirect beneficial ownership of 980,000 shares, representing approximately 71.56% of the issued and outstanding stock of the Company. The transaction also involved the transfer of 2,695,000
Class A Warrants and 1,347,500 Class B Warrants previously owned by Capital Twain, representing approximately 98.39% of each class of warrants.

The purchase price for the shares was $75,000 and was paid by execution of two promissory notes in the amount of $37,500 each.
One of such notes was payable to Capital Twain, and the other was payable to Brownstone Holdings, LLC, a California limited liability company, in consideration of its release and waiver of any claim it may otherwise have had against Capital Twain, for an interest in the shares. The notes were due and payable upon the first to occur of (i) completion of a contemplated stock acquisition transaction between the Company and Futurenet Online, Inc. ("Futurenet Online"), pursuant to which the Company acquired not less than eighty percent (80%) of the issued and outstanding capital stock of FOII, or (ii) December 31, 1997.

Acquisition of FOII.

On January 16, 1998, the Company formally completed the acquisition of a controlling interest in FOII by purchasing 80% (800,000 shares) of its issued and outstanding common stock from Futurenet Online, Inc. ("Futurenet Online"). The transaction was completed in accordance with the terms of an Agreement for Purchase and Sale of Stock dated January 16, 1998, executed to memorialize an oral agreement made between the parties on December 5, 1997.

Futurenet Online is a wholly-owned subsidiary of Futurenet, Inc., a Nevada corporation ("Futurenet"), formed to serve as an operating entity to engage in the network marketing business using the name and the business system developed by Futurenet. On September 30, 1997, Futurenet Online formed FOII as a wholly-owned subsidiary for the purpose of assigning to FOII all rights to engage in the network marketing business in countries outside the United States. At the time of the acquisition, FOII had already commenced operations in Canada and entered into a joint venture agreement to begin operations in the Philippines.

In addition to the acquisition of shares of FOII, as part of the same transaction, the Company acquired 1,000,000 warrants to purchase shares of Futurenet. Each warrant entitles the holder thereof to purchase one share of common stock of Futurenet at a price of $1.00 per share at any time during a period of three years commencing on January 16, 1998.


The purchase price for the 800,000 shares of FOII was $3,000,000 which was paid $1,000,000 in cash and $2,000,000 through execution of a promissory note in favor of Futurenet Online. The note bears interest at the rate of 6% per annum, requires quarterly payments commencing April 15, 1998, and is due and payable in full no later than January 15, 2000. The quarterly payments due under the note are equal to $15.00 multiplied by the number of television set-top Internet access devices sold by FOII during the immediately preceding quarter.

The purchase price for the 1,000,000 warrants of Futurenet was $1,000,000 which was paid in cash. The funds used by the registrant for payment of the $2,000,000 cash portion of the purchase price of the shares and warrants were funds received by the registrant from the private placement sale of its shares to accredited investors.

The purchase price and terms of payment for the FOII shares were determined by negotiations between the Company and Futurenet
Online. However, the negotiations were not completed on an arm's length basis because Alan J. Setlin, who is Chairman of the Board and CEO of Futurenet Online, is also the direct or indirect owner of a total of 4,589,000 shares of common stock of the Company, representing approximately 49.41% of its issued and outstanding stock.

The purchase price for the Futurenet warrants was based upon the closing bid price for the common stock of Futurenet as of December 5, 1997, the date of the oral agreement memorialized by the written agreement dated January 16, 1998. The agreement by Futurenet to sell the Warrants to the registrant was intended to provide an inducement and incentive to the registrant to proceed with the purchase of the Shares.

Business of the Company.

The Company markets high-tech Internet access and video teleconferencing devices, personal care items, and home and garden products through network marketing organizations in which independent distributors purchase products for resale as well as for their own personal use. The Company's Canadian operations are carried out by Futurenet Online Canada, Inc., a wholly owned
Canadian subsidiary of FOII. Futurenet Online of Canada, Inc. is headquartered in Vancouver, British Columbia. The Company's Philippine operations are carried out by F.O.M. Philippines, Inc., a Philippine corporation owned 75% by FOII and 25% by Cybernet USA-Philippines Inc., a Nevada corporation, under the terms of a joint venture agreement dated December 1, 1997. F.O.M. Philippines, Inc.
is headquartered in the Manila central business district of Makati.

Industry Overview.

Worldwide, over $100 billion in goods and services are sold annually by over 25 million independent distributors through direct selling and network marketing. The industry has grown dramatically over the last ten years. Initially, this was due to advances in computer capabilities that reduced operating costs significantly. Most recently, sustained high growth is attributed to instability in job markets, and the increased desire amongst individuals to have flexibility and control of their economic futures. Network marketing has penetrated new demographics to include the educated professional looking to achieve additional earnings, residual income and quality of life. Successful network marketing companies both privately-held and public, are characterized by industry experts as having good potential for long-term domestic and international market opportunities, high growth, relatively high profitability, and high return on equity. Industry experts also indicate that some products and services are more successfully sold by direct selling methods than by any other alternative.

Principal Products.

The Company's products include high-tech Internet access and video tele-conferencing devices, personal care items, and home and garden products, all of which are designed principally for individual use and are produced by third party manufacturers. Each of these products is produced by unrelated manufacturers. The Company also sells brochures and sales aids to its distributors. In the event that any of the manufacturers terminate their relationships with the Company for any reason, the Company will be forced to seek out alternative suppliers which the Company believes will be available.

Internet Access Terminal.

The flagship products currently offered by the Company are its Internet access devices. In Canada, the Company offers the RCA NC-
100; in the Philippines, the NetStation NS-1, two of the premier set-top Internet access appliances today. Both products allow users to access the Internet with a standard television set and telephone line. The suggested retail price of the units is U.S. $499, including delivery, set up, and in-home Internet training.

In March of 1998, RCA recalled the television set-top access devices sold by the Company in Canada. The Company's intention is to exchange one recalled unit for one comparable unit to be determined at the time of the exchange. Management is unable to determine the effect of the recall on operations for the year ended January 31, 1998, because the number of units that need to be exchanged is unknown at this time. However, if the exchanges were recorded for the year ended January 31, 1998, the recall would have a positive effect on the operations because the comparable units have a lower cost.

ViaTV Phone.

Another successful product in Canada which is being launched in the Philippines is the ViaTV phone from industry leader 8x8 Inc. The camera is the first affordable generation of a pioneering new technology allowing consumers to more fully communicate with distant family, friends and business associates. Like the Internet access device, this compact unit combines with a regular telephone line and TV set to form a complete video phone solution using the H.234 video phone standard which assures compatibility with other more expensive video conferencing systems. The suggested retail price is U.S. $599.

Personal Care Products.

The Company offers personal care products under the de Chine label. The de Chine products comprise 8 skin care creams and serums offered in approximately 23 product combinations.

Other Consumer Products.

The Company also offers approximately 29 home and garden products including door guards, laundry and fabric conditioner, laundry pre-spot, household insecticide, garden and plant insecticide, carpet shampoo, spot remover, odor eliminator, hand dishwashing liquid, tile and soap scum cleaner, surface sanitizer, weed killer, fertilizer, furniture polish and paint remover.

Promotional Materials.

The Company also derives revenues from the sale of various educational and promotional materials designed to aid its distributors in maintaining and building their businesses. Such materials include various sales aids, informational videotapes and cassette recordings, and product displays and brochures.


Product Procurement.

The Company has not generally entered into long-term supply agreements with the manufacturers and suppliers of its product line. However, the Company customarily enters into contracts with its manufacturers and suppliers to establish the terms and conditions of purchases. The Company's arrangements with its suppliers may be terminated by either party upon the completion of any outstanding purchase orders. Therefore, there can be no assurance that suppliers will continue to manufacture products for the Company. In the event the Company's relationship with any of its manufacturers becomes impaired, the Company would be required to obtain alternative sources for its products. Although the Company has not previously experienced product unavailability or supply interruptions, the Company believes that it would be able to obtain alternative sources of its various products. A significant delay or reduction in availability of products, however, could have a material adverse effect on the Company's business, operating results and financial condition.

Product Liability and Insurance.

The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company generally does not obtain contractual indemnification from parties manufacturing or supplying its products, nor does it maintain any product liability insurance coverage. Therefore, product liability claims against the Company could result in material losses to the Company.

Warranties, Guarantees and Return Policies.

All of the items in the Company's product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or distributor who is not satisfied with a Company product for any reason may return it or any unused portion to the distributor from whom it was purchased or to the Company for a full refund or credit toward the purchase of another Company product. Distributors may obtain replacements from the Company for products returned to them by retail customers if they return such products to the Company on a timely basis.

Operations.

Since organization, the Company's philosophy has been to pursue increased revenues through new product lines and market expansion.
In order to reduce the costs associated with product line expansion, the Company purchases all of its products from unaffiliated manufacturing organizations. The Company has adopted a similar approach with regard to market expansion and support through its joint venture program. The joint venture program enhances the Company's ability to expand into additional markets more quickly and efficiently and to transfer from the Company to a third party foreign sponsor the costs and other burdens associated with creating the corporate infrastructure required to open and support new markets.

The Company intends to continue to enter into joint venture agreements pursuant to which the Company grants to foreign sponsors the exclusive right to purchase and resell the Company's products in particular countries using the business systems developed by the Company. The joint venture companies will be charged license fees which are designed to cover the cost of initial inventories, management consulting services by the Company, and other costs during the start-up period.

Since the development of the joint venture program, the Company has entered into a joint venture agreement with an unrelated third party for the distribution of the Company's products in the Philippines.
Although the Company has undertaken the development of network marketing operations in Canada without a foreign sponsor, the Company may enter into such a joint venture agreement in the future.

Marketing

The Company markets its product line through independent distributors in network marketing organizations consisting of approximately 2,513 distributors as of April 30, 1998. At January 31, 1998 the Company had 801 distributors. Distributors are independent contractors who purchase products directly from the Company for resale to retail consumers and for personal use. The Company's marketing efforts are typically focused on middle-income families and individuals. Distributors may elect to work on a full-time or part-time basis. The Company believes that its network marketing system appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment, and that a majority of its distributors therefore work on a part-time basis.

Management believes that its network marketing system is ideally suited to marketing its product line because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use the Company's products themselves.
Sales are made through direct personal sales presentations as well as presentations made to groups in a format known as "opportunity meetings." These presentations are designed to encourage individuals to purchase the Company's products by informing potential customers and distributors of the Company's product line and results of personal use, and the potential financial benefits of becoming a distributor. The objective of the marketing program is to develop a broad based network marketing organization of distributors within a relatively short period.

The Company's network marketing program encourages individuals to develop their own downline network marketing organizations. Each new distributor is linked to an existing distributor that personally enrolled the new distributor into the Company's network marketing organization or is linked to an existing distributor in the enrolling distributor's downline as specified by the enrolling distributor at the time of enrollment. Growth of a distributor's downline organization is dependent on the recruiting and enrollment of additional distributors by the distributor or the distributors within such distributor's downline organization.

Distributors are required to assume responsibility for training and motivation of other distributors within their downline organization and to conduct opportunity meetings as soon as they are appropriately trained. The Company strives to maintain a high level of motivation, morale, enthusiasm and integrity among the members of its network marketing organization. The Company believes this result is achieved through a combination of products, sales incentives, personal recognition of outstanding achievement, and quality promotional materials. Under the Company's network marketing program, distributors purchase sales aids and brochures from the Company and assume the costs of advertising and marketing the Company's product line to their customers as well as the direct cost of recruiting new distributors. The Company believes that this form of sales organization is cost efficient for the Company because direct sales expenses are primarily limited to the payment of bonuses, which are only incurred when products are sold.

The Company continually strives to improve its marketing strategies, including the compensation structure within its network marketing organization and the variety and mix of products in its line, to attract and motivate distributors. These efforts are designed to increase distributors' monthly product sales and the recruiting of new distributors.

Pursuant to the Company's existing multi-level marketing plan, the Company's foreign subsidiary and sponsor distribute the Company's products to consumers through a network of distributors. Distributors in a multi-level marketing system are independent contractors, not employees of the direct selling subsidiary. Distributors sell products directly to consumers primarily through individual in-home demonstrations and trial use. Generally, an individual becomes a distributor by the execution of an application and the payment of a small processing fee. As a distributor, the individual is authorized to retail the products purchased from the Company. An individual becomes a distributor by attaining a set level of sales activity over a specific time period. Distributors may purchase products, at wholesale, directly from the direct selling subsidiary for resale to dealers or directly to consumers. The direct selling subsidiary and certain local distributors hold training and orientation seminars in the respective countries. The direct selling subsidiaries depend on their existing distributors to identify, sponsor and train new distributors. Specifically, new dealers are brought into the multi-level distribution networks by existing distributors. In turn, these new distributors are encouraged to identify other new distributors. The existing distributors benefit from the sponsorship of new distributors in that the sponsoring distributor receives a percentage commission on the products purchased for resale by those individuals sponsored directly by the distributor, as well as commissions on the products purchased by those distributors sponsored by such individuals. The commissions vary depending upon the level of customer sales attained by a distributor and the number of individuals such distributor has sponsored.

The Company maintains a computerized system for processing distributor orders and calculating bonus payments which enables it to remit such payments promptly to distributors. The Company believes that prompt and accurate remittance of bonuses is vital to recruiting and maintaining distributors, as well as increasing their motivation and loyalty to the Company. The Company makes bonus payments to its distributors weekly and monthly based upon previous product purchases. This compares attractively to most network marketing companies that make only monthly bonus payments.

The Company is committed to providing the best possible support to its distributors. Distributors in the Company's network marketing organization are provided training guides and are given the opportunity to participate in Company training programs. The Company sponsors regularly scheduled conference calls for its distributors which include testimonials from successful distributors and satisfied customers as well as current product and promotional information. The Company maintains a Web site which provides information on the Company, its products and network marketing system. The Company's "E-mail
Blast" is designed to help recruit new distributors by answering commonly asked questions and includes product information and business building information. The "E-mail Blast" also provides a forum for the Company to give additional recognition to its distributors for outstanding performance. In addition, the Company regularly sponsors training sessions for its distributors, at which distributors are provided the opportunity to learn more about the Company's product line and selling techniques so that they can build their businesses more rapidly. The Company produces comprehensive and attractive catalogues and brochures that display and describe the Company's product line. Products are also displayed on the Company's Internet mall.

Furthermore, in order to facilitate its continued growth and support distributor activities, the Company continually upgrades its management information and telecommunications systems. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, bonus payment processing, inventory management and detailed distributor records.

Key Operating Strengths.

The Company believes the source of its success is its support of, and compensation program for, its distributors. The Company provides its distributors with high-quality products and a highly attractive bonus program, along with extensive Company-sponsored training and motivational events and services. The Company believes that it has established a strong operating platform to support distributors and facilitate future growth. The key components of this platform include the following:


Quality products with strong brand recognition;

Credibility by offering superior products associated with leaders in the industry;

The Company's status as one of few network marketing companies providing a low-cost solution to accessing the Internet;

The distributor's consultive approach to selling high-tech products which includes training and personalized support;

A compensation program that permits distributors to earn income from profits on resale of products and residual income from reorder bonuses on product purchases within a distributor's downline organization;

A superior communications program that seeks to effectively and efficiently communicate with distributors by utilizing new technologies and marketing techniques, as well as motivational events and training seminars;

A continual expansion and improvement of the Company's product line and marketing plan;

Employment of computer technology to provide timely and accurate product order processing, weekly bonus payment processing, detailed distributor earnings statements and inventory management; and

A seasoned management team with proven track record in the network marketing industry.

Growth Strategy

The Company's growth strategy is to expand its product line and network of independent distributors to increase sales. An increase in the number of distributors generally results in increased sales volume, and new products create enthusiasm among distributors, serve as a promotional tool in selling other products, and attract new distributors. Once a part of the Company's network marketing organization, distributors and consumers will continue to be targeted for recurring sales of the Company's Internet shopping mall products.

The Company will also seek to increase sales through support activities designed to enhance sales in its existing markets. Such activities will include increasing the number of Company-sponsored training and motivational events and teleconferences, and hiring additional distributor support personnel.

In addition, the Company will seek to grow by establishing operations in additional markets through joint venture agreements with foreign sponsors. The principal objective of the Company's joint venture strategy is to quickly establish additional network marketing, resulting in increased sales volume with minimal additional start-up and administrative costs. The Company will not consummate a joint venture unless, at the time, it is anticipated that such arrangement will contribute to profitability and provide positive cash flows from operations. The Company believes there are numerous international markets in which its network marketing organization and products could prove successful. However, there is no assurance that the Company will be able to locate suitable joint venture partners, or that such agreements, if consummated, will result in increased profitability and cash flows.

Competition.

The markets for Internet access and video teleconferencing devices such as those sold by the Company are relatively new and only mildly competitive. The products offered by competitors in the markets served by the Company are generally of an inferior quality, and no competitor offers such products through a network marketing program.
Due to the high quality of its products and the ability to offer exceptional personal service and training through its network of independent distributors, the Company believes it has a competitive advantage in the markets it serves at this time. There is no assurance, however, that competitors with greater financial and other resources will not eventually enter such markets with comparable or better products. Such competition could have a material adverse affect on the business of the Company.

In contrast, the personal care and home and garden products distributed by the Company are sold in highly competitive markets in which competitive products are sold by both retail sellers and other multi-level and direct selling organizations. In addition to competition relating to the products, the Company's direct selling subsidiary and foreign sponsor, as well as certain of the distributors, are subject to intense competition in the identification, sponsorship, and training of distributors from other multi-level direct selling organization, whose specific product lines may or may not compete with the products distributed by the Company.

The Company is subject to significant competition in recruiting distributors from other network marketing organizations, including those that market products in the weight management, dietary supplement and personal care categories, as well as other types of products. There are over 300 companies worldwide that utilize network marketing techniques, many of which are substantially larger, offer a greater variety of products, and have available considerably greater financial resources than the Company. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors through an attractive bonus plan and other incentives. The Company believes that its bonus plan and incentive programs provide its distributors with significant income potential. However, there can be no assurance that the Company's programs for recruitment and retention of distributors will continue to be successful.

Although the Company's competition in the Internet access and video tele-conferencing markets is currently limited, the business of marketing products in the personal care and home and garden product categories offered by the Company is highly competitive. These market segments include numerous manufacturers, other network marketing companies, catalog companies, distributors, marketers, retailers and physicians that actively compete in the sale of such products. The Company also competes with other providers of such products, especially retail outlets, based upon convenience of purchase and immediate availability of the purchased product. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. As a result, the Company's ability to remain competitive may depend in part upon the successful introduction and addition of new products to its line.

The Company's network marketing competitors that market products in the personal care and home and garden product categories offered by the Company include small, privately held companies, as well as larger, publicly held companies with greater financial resources and greater product and market diversification and distribution.

The Company could also encounter competition in its efforts to locate attractive joint venture partners in various foreign countries, possibly from other network marketing companies. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to establish attractive business opportunities.

Patent and Trademarks.

The Company owns no domestic or foreign patents which relate to the production of the products it sells; all of such products are produced, and sold to the Company by third party manufacturers. The Company owns no domestic or foreign trademark registrations, and currently has no applications pending domestically or in foreign jurisdictions. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as afforded by a registration of a trademark. Moreover, common law trademark rights are limited to the geographic area in which the trademark is actually used. Therefore, there can be no assurance that another company will not replicate one or more of the Company's products.

Government Approvals.

Prior to commencing operations, and prior to making or permitting sales of its products, the Company may be required to obtain an approval, license or certification from the country's ministry of health or comparable agency. Prior to entering a new market in which a formal approval, license or certificate is required, the Company will be required to work extensively with local authorities to obtain the requisite approvals. The approval process generally requires the Company to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. Such approvals may be conditioned on reformulation of the Company's products or may be unavailable with respect to certain products or ingredients.

Government Regulation.

All advertising, promotional and solicitation materials used by distributors must be approved by the Company prior to use. Some dietary supplement companies have been the subjects of enforcement actions instituted by government agencies to prevent false and misleading advertising of products. In addition, such agencies have increased their scrutiny of the use of testimonials, such as those which may be utilized by the Company. While the Company has not been the target of such enforcement action, there can be no assurance that such agencies will not question the Company's advertising or other operations in the future. In addition, there can be no assurance that a government agency will not interpret product claims which are preemptively valid under applicable laws, as illegal under that agency's regulations, or that future regulations or decisions will not restrict the permissible scope of such claims. The Company also is subject to the risk of claims by distributors and customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the consumer affairs offices of such agencies. These agencies may take action on their own initiative against the Company for alleged advertising or product claim violations or on a referral from distributors, consumers or others. Remedies sought in such actions may include consent decrees and the refund of amounts paid by the complaining distributor or consumer, refunds to an entire class of distributors or customers, or other damages, as well as changes in the Company's method of doing business. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on the Company.

Although Company management believes that its products, sales materials, and sales plans are in substantial compliance with applicable laws and regulations, these laws and regulations are subject to change and interpretation which could adversely affect the Company's foreign operations or its distributors, which in turn could adversely affect the Company.

Employees.

Until the acquisition of FOII on January 16, 1998, the Company was a development stage company with no employees. Management used consultants, attorneys and accountants as necessary, while seeking and evaluating business opportunities. At April 30, 1998, the Company had approximately 29 employees, including 10 part time employees in its U.S. corporate operations and 9 full time employees in its Canadian operations and 10 full time employees in its Philippine operations. None of the Company's employees is represented by a labor union or collective bargaining unit. The Company considers relations with its employees to be satisfactory.

Distributors participating in the marketing plans of the Company's foreign operations are independent contractors and are not employees of the Company, its foreign subsidiary or joint venture operations. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

ITEM 2.   PROPERTIES

        The Company maintains its corporate offices at the offices of its affiliate, Futurenet Online, at 28460 Avenue Stanford, Valencia, California 91355. The Company's telephone number there is (805) 295-8200. The Company maintains an office and mailing address at 14 East Main Street, P. O. Box 309, Los Gatos, California 95301.
The Company's telephone number there is (408) 354-6081.  The
Company pays no rent for the use of these facilities.

        The Company also maintains its Canadian executive office, warehouse and distribution center in an 8,000 square foot facility in Vancouver, British Columbia. The premises are occupied pursuant to a non-cancelable, long-term lease which expires in July 2000, and which requires monthly rental payments of approximately $5,000, subject to certain annual increases.

        The Company's joint venture operation in the Philippines, F. O.
M. Philippines, Inc., maintains its executive office, warehouse and distribution center in a 7,300 square foot facility in Makati City, Metro Manila. The premises are occupied pursuant to a one year lease which expires on June 30, 1999, and which requires monthly rental payments of approximately $5,500.

        Neither the Company nor any of its subsidiaries own any real estate. The Company believes these facilities, or other facilities available to the Company, will be adequate for its needs for the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. Except as disclosed herein no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Involvement in Certain Legal Proceeding by Control Person.

Federal Trade Commission vs. Futurenet, Inc., et al., Civil No. 98-
1113 GHK (ALJx).  On February 17, 1998, the Federal Trade
Commission (the "Commission") filed a Complaint and Application for Temporary Restraining Order and other equitable relief against Futurenet, Futurenet Online and several individuals, including Alan J. Setlin. Mr. Setlin is a controlling shareholder of Futurenet and the Company. The complaint charged the defendants with violations of
Section 5 of the Federal Trade Commission Act ("FTC Act"), 15
U.S.C. Section 45, alleging that the defendants had engaged in an illegal multi-level marketing scheme. The Court granted the Commission's Application on February 23, 1998, and the Temporary Restraining Order was modified on March 6, 1998. Certain of the defendants, including Futurenet, Futurenet Online and Mr. Setlin agreed to enter a Stipulated Final Judgment and Order for Permanent Injunction ("Order") to resolve all matters in dispute without admission of liability.

The Order was entered by the Court on April 20, 1998, and permanently enjoined the defendants from directly or indirectly participating in any marketing scheme in which a person participates under the condition that he or she makes a payment to receive the right to derive income primarily from the recruitment of additional recruits or from non-retail sales made to or by such recruits. The Order also provides information concerning multi-level marketing programs which are acceptable to the Commission, including guidelines for commissions, product return policies and representations in connection with recruiting and advertising. Under the terms of the Order, the defendants are required to provide periodic reports containing financial and other information about the defendants, and their distributors and customers. Some of the periodic reports will be subject to independent audit. The Order also prescribes the use of certain disclosure and verification forms in connection with the business of the defendants. For three years from the date of the Order, the defendants are also restrained from holding a five percent or greater interest in, or serving as a director or officer of any business engaged in multi-level marketing unless they first obtain a performance bond in amounts prescribed by the Order. Finally, judgment was entered jointly and severally against certain of the defendants, including Futurenet, Futurenet Online, and Mr. Setlin in the amount of $1 million in settlement of the Commission's claim for consumer redress. The defendants have complied with the performance bond requirements of the Order, as well as the prescribed payment schedule in connection with the judgment. The Court retains jurisdiction to assure compliance with the Order.

Management anticipates that the defendants will be able to comply with the terms of the Order and that the matter should have no material adverse effect on the Company. However, there is no assurance that due to factors beyond the control of management, the Order will not be reopened for purposes of modification. The
Company is still in a developmental stage and relies substantially upon the personnel and other resources of Futurenet Online. Until the Company is no longer so reliant, if the matter were reopened and modified in any way materially adverse to the business of Futurenet Online, such a development could have a material adverse effect on the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

In conjunction with a change in control of the Company in October of 1997, a special meeting of stockholders of the Company was held on November 4, 1997 for the purpose of approving a proposal to amend the Company's articles of incorporation changing the name of the Company to "Worldwide Internet Marketing, Inc." At the same time, the Company's Board of Directors approved a proposal to split the Company's outstanding common stock at a ratio of 9:1, increasing the number of outstanding shares from 1,369,500 to 12,415,500, and a proposal to cancel the Company's 2,739,000 Class A and 1,369,500 Class B stock purchase warrants, and authorize 3,000,000 new Class A and 3,000,000 new Class B stock purchase warrants to be issued at the discretion of the board of directors. The proposal was approved by a majority of the stockholders.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

There is currently no public trading market for the Company's securities. The securities are held of record by a total of approximately 60 persons. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

Recent Sales of Unregistered Securities.

On November 4, 1997, the Company issued 50,000 shares of common stock to fifteen of its former minority shareholders pursuant to an October 27, 1997 stock purchase agreement in which the Company agreed to issue the shares to the former shareholders as partial consideration for their agreement to sell 180,000 shares of the Company's common stock to several non-affiliated parties. The net aggregate purchase price for the shares was $50.

On November 4, 1997, the Company issued 170,000 shares of common stock pursuant to subscription agreements as follows: 100,000 shares to a non-affiliated individual, 50,000 shares to Brownstone Holdings, LLC, 10,000 shares to Blue Light Investors Inc. Pension Plan, and 10,000 shares to Sunset Management, Inc. The net aggregate purchase price for the shares was $850.

On November 17, 1997, the Company issued 1,500,000 shares of common stock pursuant to subscription agreement to Lancer Offshore, Inc. The net aggregate purchase price for the shares was $2,000,000.

On November 17, 1997, the Company issued a Class A warrant for the purchase of up to 750,000 shares of the Company's common stock to Lancer Offshore, Inc. The warrant is exercisable at any time between November 17, 1997 and December 31, 1999 at an exercise price of $2.00 per share.

On November 17, 1997, the Company issued a Class B warrant for the purchase of up to 750,000 shares of the Company's common stock to Lancer Offshore, Inc. The warrant is exercisable at any time between November 17, 1997 and December 31, 1999 at an exercise price of $4.00 per share.

Each of the above transactions was made in reliance on Section 4 (2) of the Securities Act of 1933, as amended. No underwriter or placement agent was involved in any of the issuances.

No Public Market for Company's Securities and Penny Stock Trading
Rules.

The Company's securities are not currently traded on any securities exchange or quotation system. A request for clearance of quotations for the Company's common stock on the National Quotation Bureau
"Pink Sheets," pursuant to SEC rule 15c2-11 was filed with NASD Regulation, Inc. by a prospective market maker for the Company on December 30, 1997. The request is under consideration and if approved, the Company's common stock will then be traded in the over-the-counter market. A holder of such securities will find it more difficult to dispose of the securities or to obtain accurate quotations as to the price of the securities. In addition, the common stock would become subject to the "penny stock" trading rules under the Securities
Act of 1934, as amended, which impose additional restrictions on broker-dealers who trade in such stock and could severely limit the market liquidity of the Company's securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.


Until January of 1998, the Company was in the early developmental and promotional stages. Its only activities were organizational in nature, directed at raising capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company's operations commenced in January of 1998, when it acquired a controlling interest in FOII. The acquisition was accounted for by the Purchase Method of accounting. Therefore, the Company has reported FOII's operations from the effective date, January 1, 1998, of the purchase.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein. The Company is not providing any comparisons of its results of operations because the Company was in the early stage of development and conducted operations for only one month during the year ending January 31, 1998, and such comparisons would not be meaningful.

FORWARD LOOKING STATEMENTS.

The statements contained in this Management's Discussion and Analysis or Plan of Operations include "forward looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward-looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected in the forward-looking information, see "Factors That May Affect Future Performance" herein.

RESULTS OF OPERATIONS.

Revenues.

Although the Company was incorporated in January of 1995, it did not commence operations until January of 1998, when it acquired a controlling interest in FOII. Until then, the Company was in the early developmental and promotional stages. For the twelve months ending January 31, 1998, the Company generated $220,869 of revenue, 85.8% percent of which was generated from distributor fees paid to the Company. During the developmental stages of network marketing organizations, heavy emphasis is often placed upon building distributor networks. As a result, it is not uncommon for revenue from distributor fees to exceed revenue from retail sales of products. However, as its distributor networks become more established, the Company expects retail sales to increase as a percentage of total sales. Sales generated from distributor fees are recorded at the time the fees are paid. Retail product sales are recorded at the time the products are shipped to customers, and includes the retail sales price of each product and any shipping and handling charges billed to the customers.

Cost of Sales.

        For the twelve months ending January 31, 1998, costs of sales amounted to $199,981, or approximately 90.5% of revenues. Of this amount, cost of sales in connection with distributors fees represent 78.7% and primarily consist of the cost of television set-top Internet access devices and sales materials used by distributors in their sales activities. The Company's gross profit margin was approximately
9.5% for the twelve months ending January 31, 1998. The failure to generate sales with sufficient margins to cover its operating expenses will result in losses and could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Operating Expenses.

        Operating expenses, primarily consisting of management and office salaries, service costs, rent and other overhead expenses, were $252,745, or approximately 114.4% of revenues for the twelve months ending January 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's principal sources of liquidity were cash and cash equivalents derived from private sales of the Company's equity and debt securities, and operating advances from an affiliate. The Company's only other source of funds from the date of inception through January 31, 1998, has been revenues from the sale of products and services in the amount of $220,869.

Capital expenditures for the twelve months ending January 31, 1998 were $20,000. The Company has no material commitments for capital expenditures, and does not anticipate a substantial increase in capital expenditures in 1998.

The Company generated revenues of $220,869 and experienced net losses of $203,757 for the year ended January 31, 1998. The
Company's ability to survive and grow in the immediate future will depend upon the Company's ability to raise additional capital from public or private equity or debt sources. In addition, the Company believes that it will need to raise additional funds in order to avail itself of any unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses, or the development of new products or services), to react to unforeseen difficulties (such as the loss of key personnel or the rejection by Internet users of the Company's Web site content) or to otherwise respond to unanticipated competitive pressures. The Company has used rather than provided cash from its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the Company's recorded asset amounts is dependent upon the Company's ability to raise sufficient capital to fund its working capital requirements until the Company can generate sufficient sales volume to cover its operating expenses.

In addition to the capital raised in 1997 through private equity and debt offerings, the Company will continue to rely upon advances from its affiliate, Futurenet Online, and is currently negotiating with several investors about raising additional capital through private placement offerings. The Company also anticipates the collection of license fees from its joint venture partners. Management believes that the Company's current cash on hand, plus the additional capital that is expected to be raised in the future, will be sufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses. However there can be no assurance that such capital resources will be available to the Company or that if available, such funds will be on terms acceptable to the Company.

Acquisition of Controlling Interest of FOII.

On January 16, 1998, the Company completed the acquisition of a controlling interest in FOII by purchasing 80% (800,000 shares) of its issued and outstanding common stock. In addition to the acquisition of the shares of FOII, as part of the same transaction, the Company acquired 1,000,000 warrants to purchase shares of Futurenet. The Company used net cash of $953,084 and $1,000,000 to acquire the common stock and warrants, respectively. The funds used for these transactions were received by the Company from the private placement sale of its equity securities. The Company has no plans to make other acquisitions at this time.

Subsequent Event - Convertible Debenture and Letter of Credit.

On April 15, 1998, the Company entered into an agreement with an investor to provide $550,000 in debt financing in the form of a convertible debenture. For a two-year period, the debenture is convertible at the option of the holder into the Company's common stock at a conversion price of (i) $2.00 per share if converted during the first twelve months, or (ii) $2.50 per share if converted during the second twelve months. The debenture bears interest at the rate of 10% per annum, payable quarterly, until the earlier of the date of conversion or the end of the 24 months, at which time the entire principal amount and all accrued interest are due and payable. The Company agreed to pay the investor a fee equal to 9% of the principal amount. The investor also agreed to provide a letter of credit of up to $1 million to be used to finance 60 days of projected inventory for the Company's Internet mall. Any purchases of inventory are required to be mutually agreed upon by the Company and the investor. All fees and interest expense incurred in connection with the letter of credit are to be paid by the investor from an override to be received by the investor on sales.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE.

The Company's business, financial condition and results of operations may be affected by a number of factors including, without limitation, the factors discussed below:

The Need For Additional Capital.

The Company must seek additional financing in order to sustain operations or achieve planned expansion. While the Company believes that it will be able to find the additional capital resources necessary to sustain operations, there can be no assurance that such additional funds will be available or that if available, such additional funds will be on terms acceptable to the Company.

Limited Operating History; Accumulated Deficit; Anticipated Losses.

The Company was incorporated in January 1995, and commenced operations in January 1998, when it acquired a controlling interest in FOII. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly expanding markets such as Internet access, video teleconferencing and online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and execute its business and marketing strategy, continue to develop and upgrade its technology and transaction processing systems, improve its Internet mall, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified partners and personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Since inception, the Company has incurred losses, and as of January
31, 1998 has an accumulated deficit of approximately $218,819. The Company believes its success will depend in large part on its ability to
(i) expand its network of independent distributors; (ii) enter into additional joint venture agreements in other foreign markets; (iii) improve and expand it product lines and services; (iv) provide customers with an outstanding value and a superior shopping experience; (v) successfully coordinate the timely fulfillment of customer orders; and (vi) achieve sufficient sales volume to realize economies of scale. Accordingly, the Company intends to invest heavily in marketing and promotion, and operating infrastructure development. As a result, the Company believes that it will incur substantial operating losses for the foreseeable future, and that the rate at which such losses will be incurred will increase significantly from current levels.

For the year ended January 31, 1997, the Company incurred a net loss of $6,668 and had negative cash flows from operations of $673, and had a shareholders deficit of $2,988 as of January 31, 1997. For the year ended January 31, 1998, the Company had a net loss of $203,757, negative cash lows from operations of $648,085, and had shareholders equity of $1,783,051 as of January 31, 1998.

Management raised capital during 1997 through private placement offerings of equity, which provided funding to complete the Company's investing activities. The Company used all of the net proceeds of the private placement offering to purchase controlling interest in FOII and to purchase stock purchase warrants of Futurenet. Insufficient cash is generated by operations to fund the Company's operating losses. In order to continue to fund operating losses while it seeks to implement its business plan, and until it can generate sufficient funds from operations, the Company must raise additional funds. There can be no assurance that such financing will be available, if at all, in amounts or on terms acceptable to the Company. In addition, the fact that there is not currently a public market for the Company's securities may make it difficult for the Company to raise additional capital to continue its development.

Unpredictability of Future Revenues; Potential Fluctuations in
Quarterly Operating Results; Seasonality.

As a result of the Company's limited operating history and the emerging nature of significant markets in which it competes, the Company is unable to accurately forecast its revenues. The
Company's current and future expense levels are based largely on its investment plans and estimates of future revenues. Sales and operating results generally depend upon the Company's ability to expand its network of independent distributors and to establish joint venture operations in additional foreign markets. The Company will not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall until revenues grow substantially. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures could have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material effect on its business, prospects, financial conditions and results of operations.

The Company may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors which may adversely affect the Company's quarterly operating results include: (i) the Company's ability to expand its network of independent distributors;
(ii) the Company's ability to establish joint venture operations in additional foreign markets; (iii) the Company's ability to manage fulfillment operations and to establish competitive gross margins; (iv) the announcement or introduction of competitive services or products by the Company and its competitors; (v) price competition or higher vendor prices; (vi) the level of use and consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company through distributors and its Internet mall; (vii) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner; (viii) the level of traffic on the Company's Internet mall; (ix) technical difficulties, system downtime or Internet brownouts; (x) the amount and timing of operating costs and capital expenditures relating to the expansion of the Company's business, operations and infrastructure; (xi) delays in revenue recognition at the end of a fiscal year as a result of shipping or logistical problems; (xii) the level of merchandise returns expected by the Company; (xiii) governmental regulation and taxation; (xiv) economic conditions specific to the markets for the products and services offered by the Company; (xv) economic conditions specific to network marketing, the Internet and on-line commerce; and (xvi) general economic conditions.

The Company expects that it may experience seasonality in its business, reflecting traditional retail seasonality patterns. Sales in the traditional retail industry are significantly higher in the quarter of each year ending January 31 than in the preceding three quarters.

Due to the foregoing factors, in one or more future quarters, the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the common stock would likely be materially adversely affected.

Risk of Capacity Constraints; Reliance on Internally Developed
Systems; System Development Risks.

A key element of the Company's strategy is to generate a high volume of traffic on, and use of, its Web site which includes the Company's Internet mall. Accordingly, the satisfactory performance, reliability and availability of the Company's Web site, transaction processing systems and network infrastructure are critical to the Company's reputation and its ability to attract and retain distributors and customers, as well as maintain adequate distributor and customer services levels. The Company's revenues depend, in part, on the number of visitors who shop on its Internet mall and the volume of orders it fulfills. Any system interruptions that result in the unavailability of the Company's Web site or reduced order fulfillment processing would reduce the volume of goods sold and the attractiveness of the Company's product and service offerings. The Company may experience periodic systems interruptions from time to time. Any substantial increase in the volume of traffic on the Company's Web site or the number of orders placed by customers will require the Company to expand and further upgrade its technology, transaction-processing systems and network infrastructure. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Web site or timely expand and upgrade its systems and infrastructure to accommodate such increases.

The Company uses an internally developed system for its Web site, search engine, and substantially all aspects of transaction processing, including order management, cash and credit card processing, shipping, accounting and financial systems. Any substantial disruptions or delays in any of its systems would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Risk of System Failure; Single Site and Order Interface.

The Company's success, in particular its ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems. All of the Company's computer and communications hardware in connection with its foreign operations is located at single locations in Vancouver, British
Columbia and Manila in the Philippines. All of the Company's computer and communications hardware in connection with its corporate operations is located at a single facility in Valencia, California. Although the Company has redundant and back-up systems onsite and offsite, the Company's systems and operations may be vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Despite the implementation of network security measures by the Company, its servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Management of Potential Growth; New Management Team; Limited
Senior Management Resources.

The Company anticipates significant expansion of its operations to address potential growth in the number of foreign markets it will serve, the size of its network marketing organizations, its customer base and market opportunities. This expansion is expected to place a significant strain on the Company's management, operations and financial resources. The majority of the Company's senior management joined the Company within the last year, some of which have no prior senior management experience at public companies. The Company's new employees include a number of managerial, technical and operational personnel who have not yet been fully integrated into the Company's operations. To manage the increase in personnel and the expected growth of its operations, the Company will be required to improve existing, and implement new, transaction processing, operational and financial systems, procedures and controls, and to train and manage an expanding employee base. Although the Company does not believe that there will be a significant increase in the number of employees over the next twelve months, the Company may be required to increase its finance, administrative and operations staff. Further, the Company's management will be required to maintain and expand its relationships with various manufacturers, distributors, freight companies, Internet service providers and other third parties necessary to the Company's operations. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that the Company's management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition and results of operations would be materially adversely affected.

Dependence on Continued Growth of Online Commerce.

The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce for its distributors and consumers. Rapid growth in the use of and interest in the Web, the Internet and other online services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced products and services over the Internet are subject to a high level of uncertainty and there exist few proven services and products. The Company relies, and will continue to rely, on the traditional direct selling activities of its network marketing organizations. The
Company relies, and will continue to rely, on consumers who have historically used traditional means of commerce to purchase merchandise. For the Company to be successful, these distributors and consumers must accept and utilize novel ways of conducting business and exchanging information.

In addition, the Internet and other online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and other online services continue to experience significant growth in the number of users, their frequency of use or an increase in their bandwidth requirements, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet and other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services could also result in slower response times and adversely affect the usage of the Internet and other online services generally and the Company's Internet mall in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, the Company's business, prospects, financial condition and results of operations would be materially adversely affected.

Rapid Technological Change.

To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of its Internet mall. The online commerce industry is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing Web site and proprietary technology and systems obsolete. The Company's future success will depend, in part, on its ability to implement such technologies in its various foreign operations, enhance its existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of its distributors and prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of a Web site and other proprietary technology entails significant technical and business risks. There can be no assurance that the Company will successfully use new technologies effectively or adapt its Web site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, its business, prospects, financial condition and results of operations would be materially adversely affected.

Year 2000.

The Company may be interacting with certain programs in connection with credit card transactions and programs used by the Company's vendors and suppliers. These programs may refer to annual dates only by the last two digits, e.g., "97" for "1997." Problems are anticipated to arise for many of these programs in the year 2000 ("Year 2000 Problems"). The Company has taken this problem into account with respect to its own internal programs and believes that its own internal programs are not susceptible to Year 2000 Problems. However, the Company has not made a formal assessment of programs used by service providers or other third parties, including the financial institutions processing credit card transactions, with which the Company may have to interact, nor the Company's vulnerability which may result from any such party's failure to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted and will not have an adverse effect on the Company's business, prospects, financial condition and results of operations.

Dependence on Key Personnel; Need for Additional Personnel.

The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel. The Company's performance also depends on the Company's ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company currently has no written employment agreements with any officer or key employee. The Company's future success depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel.
Competition for such personnel is intense. There can be no assurance that the Company will be able to successfully attract, assimilate and retain sufficiently qualified personnel, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Online Commerce Security Risks.

A significant barrier to online commerce and communications is the need for secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithm used by the Company to protect distributor and consumer transaction data. A party who is able to circumvent the Company's security measures could misappropriate confidential information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. If any compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Concerns over the security of transactions conducted on the Internet and other online services as well as users' desires for privacy may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. The activities of the Company and third party contractors involve the storage and transmission of proprietary information, such as credit card numbers and other confidential information. Any such breach of security could damage the Company's reputation and expose the Company to a risk of loss, litigation and/or possible liability. There can be no assurance that the Company's security measures will prevent a security breach or that the failure to prevent such security breach will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Merchants on the Internet are subject to the risks of credit card fraud and other types of theft and fraud perpetrated by hackers and online thieves. Credit card companies may hold merchants fully responsible for any fraudulent purchase made when the signature cannot be verified. Although credit card companies and others are in the process of developing anti-theft and anti-fraud protections, and while the Company itself is continuously developing internal controls, at the present time, risk from such activities could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Risks of International Expansion.

The Company currently has operations in Canada and the Philippines, and is contemplating the expansion of operations to other foreign markets. To date, the Company has limited experience in sourcing, marketing and distributing products in international markets and in developing localized versions of its Web site and other systems. The Company believes that it will incur significant costs in establishing international facilities and operations, in promoting its name internationally, in developing localized versions of its Web site and other systems and in sourcing, marketing and distributing products in foreign markets. There can be no assurance that the Company's international efforts will be successful. If the revenues resulting from international activities are inadequate to offset the expense of establishing and maintaining foreign operations, such inadequacy would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity in other parts of the world and potentially adverse tax consequences, all of which could adversely affect the Company's international operations. There can be no assurance that one or more of such factors would not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Competition in the Online Commerce Industry.

The online commerce industry, particularly on the Internet, is new, rapidly evolving and intensely competitive. The Company expects such competition to intensify in the future. Barriers to entry are minimal, allowing current and new competitors to launch new Web sites at relatively low cost. The Company currently or potentially competes with a variety of other companies. These competitors include other network marketing companies, online vendors, mail order catalogue operators and retail and warehouse/discount store operators.

The Company believes that the principal competitive factors in its market are price, speed of fulfillment, name recognition, wide selection, personalized services, ease of use, 24-hour accessibility, customer service convenience, reliability, quality of search engine tools, and quality of editorial and other site content. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand name recognition, and significantly greater financial, marketing and other resources than the Company. In addition, online retailers may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished franchise value. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to make changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company.
In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company a substantial fee for inclusion.

Reliance on Certain Suppliers and Shippers.

To date, the Company has carried sufficient inventory in it warehouse facilities to assure rapid fulfillment of distributor and customer orders. The Company has no long term contracts or arrangements with any of its vendors or shippers that guarantee the availability of merchandise, the continuation of particular payment terms, the extension of credit or shipping schedules. There can be no assurance that the Company's current vendors will continue to sell merchandise to, or that shippers will be able to provide delivery service for, the Company on current terms or that the Company will be able to establish new, or extend current vendor and shipper relationships to assure acquisition and delivery of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors and shippers that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, or in the event of labor disputes or natural catastrophes, its business, prospects, financial condition and results of operations would be materially adversely affected.

Availability of Merchandise; Vendor Credit for the Company.

Although the Company maintains relationships with vendors which it believes will offer competitive sources of supply, and believes that other sources are available for most of the merchandise it will sell or may sell in the future, there can be no assurance that the Company will be able to obtain the quantity and brand quality of items that management believes are optimum. The unavailability of certain product lines could adversely affect the Company's operating results. Given its lack of operating history, certain vendors of products sold by the Company may not be prepared to advance normal levels of credit to the Company. An unwillingness to extend credit may increase the amounts of capital required to finance the Company's operations and reduce returns, if any on invested capital.

Risks Associated with Entry Into New Business Areas.

The Company may chose to expand its operations by developing new
Web sites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding its market presence through relationships with third parties. Although the Company has no present understanding, commitments or agreements with respect to any material acquisitions or investments, the Company may pursue the acquisition of new or complementary businesses, products or technologies. There can be no assurance that the Company would be able to expand it efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or Web site launched by the Company that is not favorably received by consumers or distributors could damage the Company's reputation. Expansion of the Company's operations in this manner would also require significant additional expenses and development operations and editorial resources and would strain the Company's management, financial and operational resources. The lack of market acceptance of such efforts or the Company's inability to generate sufficient revenues from such expanded services or products could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.


ITEM 7.         FINANCIAL STATEMENTS.

WORLDWIDE INTERNET MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
JANUARY 31, 1998 AND 1997

WORLDWIDE INTERNET MARKETING, INC. AND SUBSIDIARY
CONTENTS

January 31, 1998

                                                                       Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS                                                              42

REPORT OF INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS                                                              44

FINANCIAL STATEMENTS

Consolidated Balance Sheet                                               45

Consolidated Statements of Operations                                    47

Consolidated Statements of Stockholders' Equity                          48

Consolidated Statements of Cash Flows                                    50

Notes to Consolidated Financial Statements                               53

REPORT OF INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS

Board of Directors and Stockholders
Worldwide Internet Marketing, Inc.
Los Gatos, California


We have audited the accompanying consolidated balance sheet of Worldwide Internet Marketing, Inc. and subsidiary as of January 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Internet Marketing, Inc. and subsidiary as of January 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
As shown in the consolidated financial statements, the Company has incurred an operating loss of $ 203,757 and had negative cash flows from operations of $ 648,085 during the year ended January 31, 1998.
In addition, the Company relies substantially upon the management, technical, financial and other resources of Futurenet, Inc. who entered into a stipulated Final Judgment and Order for Permanent Injunction with the Federal Trade Commission (see Note 6). These factors, among others, as discussed in Notes 1 and 6 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
May 5, 1998

REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Worldwide Internet Marketing, Inc.

We have audited the balance sheet of Worldwide Internet Marketing, Inc., fka Chelmsford Capital, Ltd., for the year ended January 31, 1997 (not presented), and the related statements of loss and accumulated deficit, cash flows, and stockholders' equity for the year ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelmsford Capital, Ltd. as of January 31, 1997, and the results of its operations and its cash flows, for the year ended January 31, 1997, in conformity with generally accepted accounting principles.

/s/
COMISKEY & COMPANY
PROFESSIONAL CORPORATION

Denver, Colorado
April 28, 1997
WORLDWIDE INTERNET MARKETING, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
January 31, 1998


                         ASSETS
Current assets

Cash and cash equivalents                           31,465
 Inventories                                       418,875
 Prepaid inventories                               204,782
 Other prepaid assets                               44,359

        Total current assets                       699,481

Investment in affiliate                          1,000,000
Furniture and equipment, net                       131,717

Excess cost over fair value of
 net assets acquired, net of
 accumulated amortization of                        76,506

                                                 2,677,711

Total assets                                     4,508,909

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                   93,179
 Net advances from affiliate                       226,517
 Accrued liabilities                               161,316

Total current liabilities                          481,012

Note payable - affiliate                         2,000,000

Total liabilities                                2,481,012

Minority interest                                  244,846

Commitments and Contingencies

Stockholders' equity
 Preferred stock, no par value
 10,000,000 shares authorized
 0 shares issued and outstanding                         0

 Common stock, no par value
 100,000,000 shares authorized
 9,287,500 shares issued and
 outstanding                                     2,009,485
 Additional paid-in capital                          3,489
 Foreign currency translation                     (10,204)
 Stock subscription receivable                       (900)
 Accumulated deficit                             (218,819)

Total stockholders' equity                       1,783,051

Total liabilities and
stockholders' equity                             4,508,909

The accompanying notes are an integral part of these financial statements.

WORLDWIDE INTERNET MARKETING, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 31,

                                                  Year Ended January 31,
                                              1998                     1997
Revenues
 Retail sales                               31,263                        -
 Distributors fees                         189,606                        -

Total revenues                             220,869                        -

Cost of sales
 Retail sales                               42,450
 Distributors fees                         157,531

Total cost of sales                        199,981                        -
Gross profit                                20,888                        -

Operating expenses                         252,745                    6,688
Loss from operations                     (231,857)                  (6,688)

Minority interest                           28,100                        -
Net loss                                 (203,757)                  (6,688)

Basic loss per common share                     (0.06)                    0.00

Diluted loss per common share                   (0.06)                    0.00

Weighted-average shares
 outstanding                             3,225,210                1,369,500

The accompanying notes are an integral part of these financial statements. WORLDWIDE INTERNET MARKETING, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended January 31,

(page 1 of 2)

                                         Common Stock                    Additional
                                 Shares                                     Paid-In
                                 Issued             Amount                  Capital
Balance,
 January 31, 1996               1,717,000            8,585                      625
Expenses paid by related
 party                                                                        2,414
Rent provided at no charge                                                      450
Canceled shares                 (347,500)
Net loss

Balance,
 January 31, 1997               1,369,500            8,585                    3,489
9-for-1 stock split            10,956,000
Cancellation of shares          4,758,000
Sale of common stock            1,720,000        2,000,900
Change in currency
 translation adjustment

Net loss

Balance,
 January 31, 1998               9,287,500        2,009,485            3,489

The accompanying notes are an integral part of these financial statements. WORLDWIDE INTERNET MARKETING, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended January 31,

(page 2 of 2)

                                  Foreign            Stock
                                 Currency     Subscription      Accumulated
                              Translation       Receivable          Deficit           Total
Balance, January 31, 1996               -                -          (8,374)             836
Expenses paid by related
 party                                                                                2,414
Rent provided at no charge                                                              450
Canceled shares                                                                           -
Net loss                                                                            (6,688)

Balance, January 31, 1997               -                -        (15,062)          (2,988)
9-for-1 stock split                                                                       -
Cancellation of shares                                                                    -
Sale of common stock                                 (900)                        2,000,000
Change in currency
 translation adjustment          (10,204)                                          (10,204)

Net loss                                                          (203,757)       (203,757)

Balance, January 31, 1998        (10,204)            (900)        (218,819)       1,783,051

The accompanying notes are an integral part of these financial statements. WORLDWIDE INTERNET MARKETING, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 31,

                                              1998                     1997
Cash flows from operating activities
 Net loss                                (203,757)                  (6,688)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities
   Minority interest                      (28,100)                        -
 Rent                                            -                      450
 Depreciation and
  amortization expense                      78,674                       75
 Expenses paid by related
  party                                          -                    2,414
 Recognition of acquired
  deferred revenue                        (75,601)                        -

(Increase) decrease in
 Inventories                             (372,731)                        -
 Prepaid inventories                     (179,782)                        -
 Other prepaid assets                       27,286                        -
 Other assets                                  321                        -

Increase (decrease) in
 Accounts payable                           40,021                        -
 Accrued liabilities                        65,584                    3,076

Net cash (used in)
 operating activities                    (648,085)                    (673)

Cash flows from investing activities
 Acquisition of FutureNet
 Online International, Inc.,
 net of cash acquired                    (953,084)
 Investment in affiliate               (1,000,000)                        -
 Purchase of furniture
  and equipment                           (17,220)                        -

Net cash used in
 investing activities                  (1,970,304)                        -

Cash flows from financing activities
 Net advances from affiliate               660,058
 Proceeds from sale of stock             2,000,900                        -
 Stock subscription receivable               (900)                        -

Net cash provided by
 financing activities                    2,660,058

Foreign currency translation              (10,204)                        -

Net increase (decrease) in cash             31,465                    (673)

Cash, beginning of period                        -                      673

Cash, end of period                         31,465                        -

The accompanying notes are an integral part of these financial statements. WORLDWIDE INTERNET MARKETING, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended January 31,


Supplemental disclosures of cash flow information:

For the years ended January 31, 1998 and 1997, no interest or taxes were paid.

Supplemental schedule of non-cash investing and financing activities:

From January 19, 1995 (inception) through the third quarter of the year ended January 31, 1997, the Company incurred $1,075 in rent expense which has been designated as additional paid-in capital.

WORLDWIDE INTERNET MARKETING, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT
ACCOUNTING POLICIES

Organization and Line of Business.

Worldwide Internet Marketing, Inc. ("WIM") was incorporated in
Colorado in January 1995 with the intent to be a holding company.
WIM, through its majority owned subsidiary, FutureNet Online
International, Inc. ("FOII") (collectively the "Company"), is engaged in the marketing of television set-top computer-access devices and related peripherals, which access the World Wide Web, and various consumer products through an Internet mall service and distributors. The
Company distributes its products through a multi-level marketing system internationally.

In November 1997, the stockholders approved a proposal to amend the Company's articles of incorporation changing its name from Chelmsford Capital LTD to Worldwide Internet Marketing, Inc. and moved the corporate headquarters to Los Gatos, California.

For the year ended January 31, 1998, a controlling interest (980,000 or 71.6%) of the Company's common stock was purchased by an unrelated party.

Principles of Consolidation.

The consolidated financial statements include the accounts of WIM and its majority owned subsidiary, FOII. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As shown in the accompanying financial statements, during the year ended January 31, 1998, the Company incurred a net loss of $203,757, and had negative cash flows from operations of $648,085, and as of January 31, 1998, the Company had an accumulated deficit of $218,819. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, the Company's attainment of profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to achieve profitable operations and obtain sufficient capital to fund its operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

        (a)     The Company continues to reduce operating expenses.

        (b) The Company will continue to receive advances from its affiliate.

        (c) The Company will attempt to raise capital in the form of proceeds from license fees charged to new joint venture partners.

        (d) Subsequent to the year ending January 31, 1998, the Company raised investment capital in the amount of $550,000 through the issuance of corporate debentures convertible into the Company's common stock. As part of the same transaction, the Company received a letter of credit which will be used to secure inventory financing of up to $1,000,000 (see Note 10).

        (e) The Company will attempt to raise additional capital through private placements of its equity or debt securities.

Cash and Cash Equivalents.

For the purposes of the statements of cash flows, the Company considers highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories.

Inventories principally consist of finished goods and are stated at the lower of cost or market, cost generally being determined on a first-in, first-out basis.

Furniture and Equipment.

Office equipment, furniture and fixtures, and leasehold improvements are stated at cost, less accumulated depreciation and amortization, which are provided using the straight-line method over the estimated useful lives of five years.

Excess Cost over Fair Value of Net Assets Acquired.

The Company continually monitors its excess cost over fair value of net assets acquired (which is amortized over three years) to determine whether any impairment of this asset has occurred. In making such determination with respect to excess cost over fair value of net assets acquired, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets that gave rise to this amount.

Minority Interest.

Minority interest represents the minority shareholders' proportionate share (20%) of the equity and accumulated losses of FOII and FOII's subsidiary's minority shareholders' proportionate share (25%) of F.O.M Philippines' equity and accumulated losses.

Revenue Recognition.

The Company does not grant credit to its distributors and customers. Retail sales are recorded when the cash is received and the product is shipped. The Company records revenue from distributor fees once the distributor has signed the distributor's contract and paid the full fee. The distributor fee grants the distributor the right to sell the Company's products and services and to cover the annual cost of providing post-contract services such as accounting statements and sales training. The Company has accrued the related costs associated with these services. The distributor fee is collected annually by the Company and is recognized upon receipt because the Company's continuing involvement with the distributor is deemed to be immaterial. The recognized revenue is net of expected returns.

Significant Supplier.

The Company purchased all of its television set-top computers from one supplier. This item represents a majority of the Company's inventory at January 31, 1998. The Company believes that it could find another supplier of television set-top computers within a reasonable period of time if this one supplier were unable to provide this product to the Company.

Commissions

An independent distributor earns commissions and retail volume bonuses. Such commissions are based on the number of other distributors signed up in a year and retail sales volume of certain other members of the independent sales force who are sponsored by the distributor.

Income Taxes

The Company accounts for income taxes under the liability and asset method, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Basic Loss Per Share

For the year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per
Share. Basic losses per share is computed by dividing losses available to common stockholders by the weighted-average number of common shares outstanding. Diluted losses per share is computed similar to basic losses per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Earnings per share for 1997 has been restated to conform with SFAS No. 128.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts payable, and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amount shown for the note payable also approximates fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.


NOTE 2 - INVESTMENT IN AFFILIATE

The Company owns a warrant to purchase, at an exercise price of $1 per share, 1,000,000 shares of common stock from Futurenet, Inc., the parent company of the minority shareholder of FOII. The warrant is exercisable for the period January 16, 1998 to January 15, 2001. The carrying amount of the warrant approximates fair value as determined by the Black-Scholes method of valuation.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment at January 31, 1998 consisted of the following:

Office equipment                  107,149
Furniture and fixtures             10,667
Leasehold improvements             20,576
                                  138,392

Less accumulated
depreciation and
amortization of                     6,675

Total                             131,717

Total depreciation and amortization expense for the year ended January 31, 1998 was $2,168.

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities at January 31, 1998 consisted of the following:

Sales taxes payable                33,547
Commissions payable                35,651
Service liability                  62,000
Other accrued liabilities          30,118

Total                             161,316

NOTE 5 - RELATED PARTY TRANSACTIONS

At January 31, 1998, the Company had a balance due to an affiliate of $226,517 for operating advances.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company leases its office space under an operating lease which expires in July 2000. The Company also leases certain equipment under non-cancelable operating leases.

Future minimum payments under its operating leases are as follows:

                       Year Ended
                      January 31,
1999                       58,158
2000                       66,427
2001                       34,635

Total                     159,220

Rent expense for the years ended January 31, 1998 and 1997 was $6,778 and $450, respectively.

Involvement in a Certain Legal Proceeding by a Majority Shareholder and Affiliate

On February 17, 1998, the Federal Trade Commission (the
"Commission") filed a Complaint and Application for Temporary Restraining Order and other equitable relief against Futurenet, Inc., Futurenet Online, Inc., and several individuals, including Alan J. Setlin. Mr. Setlin is a controlling shareholder of Futurenet, Inc., and the Company. The complaint charges the defendants with violations of Section 5 of the Federal Trade Commission Act, alleging that the defendants had engaged in an illegal multi-level marketing scheme.
The Court granted the Commission's Application on February 23,
1998, and the Temporary Restraining Order was modified on March 6,
1998. Certain of the defendants, including Futurenet, Inc., Futurenet Online, Inc., and Mr. Setlin agreed to enter a Stipulated Final
Judgment and Order for Permanent Injunction ("Order") to resolve all matters in dispute without admission of liability.

The Order was entered by the Court on April 20, 1998, and permanently enjoined the defendants from directly or indirectly participating in any marketing scheme in which a person participates under the condition that he or she makes a payment to receive the right to derive income primarily from the recruitment of additional recruits or from non-retail sales made to or by such recruits. For three years from the date of the Order, the defendants are also restrained from holding a five percent or greater interest in, or serving as a director or officer of any business engaged in multi-level marketing unless they first obtain a performance bond in amounts prescribed by the Order. Finally, judgment was entered jointly and severally against certain of the defendants, including Futurenet, Inc., Futurenet Online, Inc., and Mr. Setlin in the amount of $1 million in settlement of the Commission's claim for consumer redress. The Court retains jurisdiction to assure compliance with the Order.

Management anticipates that the defendants will be able to comply with the terms of Order and that the matter should have no material adverse effect on the Company. However, there is no assurance that due to factors beyond the control of management, the Order will not be reopened for purposes of modification. The Company is still in a developmental stage and relies substantially upon the management, technical, financial and other resources of Futurenet Online. Until the Company is no longer so reliant, if the matter were reopened and modified in any way materially adverse to the business of Futurenet Online, such a development could have a material adverse effect on the business of the Company.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its no par value preferred stock. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. At January 31, 1998, no shares of the Company's no par value preferred stock were issued or outstanding.

Stock Issuance

During the year ended January 31, 1997, a total of 347,500 shares of common stock were canceled. All share and per share amounts have been restated to reflect this cancellation.

During the year ended January 31, 1998, the Company sold 1,720,000 shares of common stock at prices ranging from $0.0006 to $1.33 per share for a total of $2,000,900.

Stock Split

In November 1997, the stockholders approved a proposal to split the Company's outstanding common stock at a ratio of 9-to-1, thereby increasing the number of outstanding shares from 1,369,500 to 12,325,500. Simultaneously, certain stockholders agreed to cancel 4,758,000 shares, leaving 7,567,500 shares outstanding.

Par Value

The Board of Directors determined a stated value for the common stock of $0.0005 per share ($0.001 post split) with any balance paid per share designated as additional paid-in capital.

Warrants

In connection with the 9-for-1 stock split, the class A and B warrants were increased from 2,739,000 and 1,369,500, respectively, to 24,651,000 and 12,325,500, respectively. Simultaneously, certain warrant holders agreed to cancel Class A and B warrants of 9,516,000 and 4,758,000, respectively. In addition, the Company canceled the remaining 15,135,000 and 7,567,500 Class A and B warrants leaving no warrants outstanding.

In 1997, the Board of Directors authorized the Company to issue up to 3,000,000 each of Class A and Class B warrants to purchase at $2.00 and $4.00, respectively, one share of the Company's common stock.
The warrants are exercisable until December 31, 1999 and are cancelable at the discretion of the Company. In connection with the sale of 1,500,000 shares of the Company's common stock, the Company issued 750,000 of each Class A and B warrants. As of January 31, 1998, the issued warrants are as follows:

                                           Class A         Class B
Balance, January 31, 1997                2,739,000       1,369,500
9-for-1 stock split                     21,912,000      10,956,000
Cancellation of warrants
 associated with
 shares cancelled                      (9,516,000)     (4,758,000)
Cancellation of warrants              (15,135,000)     (7,567,500)
Issuance of warrants                       750,000         750,000

Balance, January 31, 1998                  750,000         750,000

The Company also reserves the right to extend the expiration date or reduce the exercise price of any or all classes of warrants upon giving five days notice. The warrants can only be exercised when a current registration statement for the shares underlying the warrants is on file. If the Company acquires a business opportunity and is unable to have a registration statement covering the shares underlying these warrants declared effective, by their terms, no warrants can be exercised. As of January 31, 1998, the Company does not have a current registration statement.


NOTE 8 - INCOME TAXES

For the year ended January 31, 1998, the difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due primarily to the fact that the Company has no domestic taxable income.

As of January 31, 1998, the Company had net federal operating loss carryforwards of approximately $22,000, which expire in various years through 2013.

NOTE 9 - ACQUISITIONS - RELATED PARTY TRANSACTION

On January 16, 1998, the Company acquired 80% or 800,000 shares of the outstanding common stock of FOII in exchange for $3,000,000, which consisted of $1,000,000 cash and a note payable for $2,000,000. FOII was a wholly-owned subsidiary of FutureNet, Inc., which is majority-owned by the majority stockholders of the Company. The negotiations were not completed on an arm's length basis and management has not obtained a fairness opinion as to the fair value of this transaction. The acquisition was accounted for by the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired of $2,718,216 has been recorded as excess cost over fair value of net assets acquired, which is being amortized over three years.

The note payable pays interest at 6% per year compounded annually and is unsecured. Payments are due on the fifteenth day after each calendar quarter end and are based on $15 per set-top Internet access device sold by the Company during the immediately preceding calendar quarter. Any outstanding principal and accrued interest amounts are due on January 15, 2000.

The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

Cash                               46,916
Due from affiliate                433,541
Inventories                        46,144
Prepaid expenses and
 other current assets              96,645
Furniture and equipment           116,665
Intangible assets               2,754,217
Accounts payable and
 accrued liabilities            (145,582)
Deferred revenues                (75,600)
Minority interest               (211,500)

Net assets                      3,061,446
Less minority interest             61,446

Purchase price                  3,000,000

The following table presents the unaudited pro forma condensed statement of operations for the year ended January 31, 1998 and reflects the results of operations of the Company as if the acquisition of FOII had been effective February 1, 1997. The pro forma amounts are not necessarily indicative of the combined results of operations that are expected as a result of the acquisition.

                                  January 31, 1998

Net sales                                  465,254
Gross profit                               214,448
Selling general and
 administrative expenses                   924,067
Net loss                                 (709,619)
Basic net loss per common share                 (0.22)
Diluted loss per common share                   (0.22)

NOTE 10 - SUBSEQUENT EVENTS

Convertible Debentures

On April 15, 1998, the Company entered into an agreement with an investor. The agreement provides for the following:

The investor will purchase a convertible debenture for $550,000.
For a two-year period, the debenture shall be convertible at the option of the holder into the Company's common stock at a conversion price of i) $2.00 per share if converted during the first twelve months or ii) $2.50 a share if converted during the second twelve months.

The debenture shall bear interest at the rate of 10% per annum payable quarterly until the earlier of i) the date of conversion or ii) the end of the twenty-four months at which time the entire principal amount and all accrued interest shall be due and payable.

The Company shall pay the investor a 9% fee of the principal amount.

The investor shall provide a letter of credit of up to $1,000,000 to be used to finance sixty days of projected inventory purchases for the Company's Internet mall. The purchases shall be mutually agreed by the Company and the investor.

All fees and interest expense incurred in connection with the letter of credit shall be paid by the investor from the investor's override.

The investor is to receive a 3 1/2% override for all products and services sold on the Company's Internet mall.

The Company shall grant the investor an option to purchase up to 250,000 shares of the Company's common stock exercisable at a price of $1.81 per share. The stock options shall not be exercisable until the first month that the sales volume of the Internet mall reaches
$5,000,000 and in no event after the end of the twelfth month from the date of the agreement of the expiration date of the stock option.

Product Recall

In March 1998, the Company's vendor, for television set-top access devices sold for its Canadian operation, recalled the television set-top access devices. The Company's intention is to exchange one recalled unit for one comparable unit to be determined at the time of the exchange. At the issuance of these financial statements, the Company has not determined the effect on the operations for the year ended January 31, 1998 because the number of units that need to be exchanged is unknown. However, if the exchanges were recorded for the year ended January 31, 1998, the recall would have a positive effect on the operations because the comparable units have a lower cost.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUN-
TANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Following a change in control of the Company, the board of directors elected to change the Company's principal independent accountants in April of 1998. At that time, the Company's former independent accountants, Comiskey & Company, P.C. of Aurora, Colorado, were replaced by the firm of Singer Lewak Greenbaum & Goldstein LLP, of Los Angeles, California. The Company has had no disagreements with it's principal independent accountant since the date of inception.


PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
OF THE EXCHANGE ACT.

The directors and executive officers serving the Company as of April 30, 1998 are as follows:

                                         Positions
Name                          Age             Held                   Tenure
Frederick Neebling             68        President
                                         Chief Executive          11/97 -

                                         Officer and                Present
                                         Chairman

Thomas K. Russell              45        Secretary,
                                         Director                 11/97 -
                                                                  Present

Ed Jarrin                      32        President of
                                         Futurenet Online         9/97 -

                                         International, Inc.      Present
                                         and Futurenet Online
                                         of Canada, Inc.


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

Frederick Neebling serves as President and Chairman of the Board of FOII. Mr. Neebling is President of McMurtry and Bell, a general insurance agency located in Los Gatos, California. Mr. Neebling founded the agency in 1965.

Thomas K. Russell serves as Secretary and Director of FOII. Mr. Russell served as Secretary, Treasurer, Chief Financial Officer, General Counsel and Director of MTR Gaming Group, Inc.
(NASDAQ: "MNTG") from December of 1989 until February of 1998, with responsibility for the management of compliance, financial reporting and general legal matters of the Company. From 1979 to 1989, he was a practicing attorney in Southern California emphasizing business litigation, medical malpractice and representation of American Indian Tribes in tribal and federal courts and legislative and administrative matters. Since 1975, Mr. Russell has served as an officer or director of various public and private corporations engaged in the oil, mining, hotel, equipment leasing, wholesale travel and motion picture businesses. Mr. Russell received his Bachelor of Arts in Marketing from California State University at Fullerton in 1975, and his Juris Doctor from Pepperdine University in 1978. He has been an active member of the State Bar of California since 1979.

Ed Jarrin, Jr. currently serves as President, Futurenet Online Marketing Canada, Inc., and has a strong background in network marketing, having previously served as Director of International Operations overseeing 10 countries for a large company in Germany. Earlier he served as controller for a major U.S. network-based marketing firm. Prior to this, Mr. Jarrin served as CFO for a major home builder in Southern California responsible for construction financing and funds management. He has also worked for major banks in several capacities.

Involvement in Certain Legal Proceeding by Control Person.

Federal Trade Commission vs. Futurenet, Inc., et al., Civil No. 98-
1113 GHK (ALJx).  On February 17, 1998, the Federal Trade
Commission (the "Commission") filed a Complaint and Application for Temporary Restraining Order and other equitable relief against Futurenet, Futurenet Online and several individuals, including Alan J. Setlin. Mr. Setlin is a controlling shareholder of Futurenet and the Company. The complaint charged the defendants with violations of
Section 5 of the Federal Trade Commission Act ("FTC Act"), 15
U.S.C. Section 45, alleging that the defendants had engaged in an illegal multi-level marketing scheme. The Court granted the Commission's Application on February 23, 1998, and the Temporary Restraining Order was modified on March 6, 1998. Certain of the defendants, including Futurenet, Futurenet Online and Mr. Setlin agreed to enter a Stipulated Final Judgment and Order for Permanent Injunction ("Order") to resolve all matters in dispute without admission of liability. The Order was entered by the Court on April 20, 1998.
For further discussion, see Item 3. Legal Proceedings.

Compliance With Section 16(a) of the Exchange Act.

To the best knowledge and belief of the Company, the directors, officers or beneficial owners of more than 10% of the Company's securities have not filed the Initial Statement of Beneficial Ownership of Securities on Form 3, Statement of Changes in Beneficial
Ownership of Securities on Form 4, or Annual Statement of Changes in Beneficial Ownership of Securities on Form 5, in a timely manner. The Company has initiated a plan to have its Secretary assist such directors, officers or beneficial owners to have all required filings under Section 16(a) completed within the next ten days. The
Company will thereafter make efforts to assure that such filings are made in a timely manner in the future.

ITEM 10.  EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year. Until the Company establishes profitable operations, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See
"Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

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

Name and                                 Number of Shares                  Percent of
Address                                  Owned Beneficially<F1>            Class Owned
Alan J. Setlin<F2>                                4,589,000                49.41%
28460 Avenue Stanford
Valencia, CA  91355

Lancer Offshore, Inc.<F3>                         2,250,000                22.42%
375 Park Avenue, Suite 2006
New York, NY  10152

Lancer Partners, L.P.<F4>                         1,000,000                9.96%
375 Park Avenue, Suite 2006
New York, NY  10152

Don & Bonnie Saunders 1997 Trust                  915,000                  9.85%
32251 Peppertree Bend
San Juan Capistrano, CA  92675

Frederick Neebling                                350,000                  3.77%
16 East Main Street
P. O. Box 309
Los Gatos, CA  95031

Thomas K. Russell                                 100,000                  1.08%
30 Sembrado
Rancho Santa Margarita, CA  92688

John Mulder<F5>                                   0                        0.00%

All directors and executive                       450,000                  4.85%
officers as a group <F6>

<F1>    This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 9,287,500 shares outstanding at April 30, 1998, adjusted as required by rules promulgated by the Securities and Exchange Commission.

<F2>    Includes 300,000 shares held by Mr. Setlin's wife and 50,000 shares held by Mr. Setlin's daughter.

<F3>    Includes warrants to purchase 750,000 shares, exercisable
within 60 days of April 30, 1998.

<F4>    Includes warrants to purchase 750,000 shares, exercisable
within 60 days of April 30, 1998.

<F5>    Mr. Mulder resigned as president in November of 1997.

<F6>    Includes Frederick Neebling and Thomas K. Russell, the
directors of the Company at April 30, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Indemnification of Officers and Directors.

As permitted by Colorado law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability.

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

Conflicts of Interest.

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

On November 6, 1996, Capital Twain purchased 1,189,500 shares of the Company's common stock, 2,695,000 Class A Warrants and
1,347,500 Class B Warrants for a total purchase price of $70,000. The sellers were Gary S. Joiner, Scott Olson, Grant Peck, Dean Sessions, John Stearns and Cumberland Capital Corporation, who were the principal shareholders of the Company prior to completion of the sales transaction.

In conjunction with the sales transaction, Gary S. Joiner, Scott Olson, Grant Peck, Dean Sessions, and John Stearns surrendered for cancellation a total of 347,500 shares which had been issued to them for services at the time of formation of the Company. Following the surrender of such shares, the Company had a total of 1,369,500 shares issued and outstanding.

Change of Control in 1996.

On November 6, 1996, a change in control of the Company occurred when Capital Twain, purchased 1,189,500 shares of the Company's common stock. As a precondition to the purchase, persons who were previously the principal shareholders of the Company surrendered for cancellation a total of 347,500 shares of stock. Following these transactions, the 1,189,500 shares of stock purchased by Capital Twain, Inc. constituted approximately 86.86% of the Company's issued and outstanding stock.

Change of Control in 1997.

On October 27, 1997, Alan J. Setlin acquired control of the Company by purchasing all of the 1,189,500 common shares previously owned by Capital Twain, representing approximately 86.86% of the issued and outstanding stock. Mr. Setlin subsequently transferred 269,500 shares on a gratuitous basis to certain family members and business associates. Mr. Setlin retained direct ownership of 920,000 shares, and may have been deemed to be the beneficial owner of an additional
60,000 shares owned by his spouse. Thus, Mr. Setlin had direct or indirect beneficial ownership of 980,000 shares, representing approximately 71.56% of the issued and outstanding stock of the Company. The transaction also involved the transfer of 2,695,000
Class A Warrants and 1,347,500 Class B Warrants previously owned by Capital Twain, representing approximately 98.39% of each class of warrants.

The purchase price for the shares was $75,000 and was paid by execution of two promissory notes in the amount of $37,500 each. One of such notes was payable to Capital Twain, and the other was payable to Brownstone Holdings, LLC, a California limited liability company, in consideration of its release and waiver of any claim it may otherwise have had against Capital Twain, for an interest in the shares. The notes were due and payable upon the first to occur of (i) completion of a contemplated stock acquisition transaction between the Company and FOI, pursuant to which the Company acquired not less than eighty percent (80%) of the issued and outstanding capital stock of FOII or (ii) December 31, 1997.

The purchase was completed pursuant to the terms of a Stock Purchase Agreement dated October 27, 1997, between Donald Saunders and
Alan J. Setlin, as Buyer, and Capital Twain, as Seller. Mr. Saunders was a named party to the transaction because he agreed to serve as co-signer of the two promissory notes, but he did not acquire any portion of the purchased shares. Brownstone Holdings, LLC, was a named party to the Stock Purchase Agreement for purposes of waiving any claim it may otherwise have had against Capital Twain for an interest in the shares.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 10-KSB.

(a) (2) The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.              Document
3.1                      Articles of Incorporation (incorporated by
reference to Form 10-KSB filed with the Securities and Exchange
Commission on behalf of the Company on May 16, 1997).

3.2                      Bylaws (incorporated by reference to Form 10-
KSB filed with the Securities and Exchange Commission on behalf of the Company on May 16, 1997).

4.1 Warrant Agent Agreement (incorporated by reference to Form 10-KSB filed with the Securities and Exchange
Commission on behalf of the Company on May 16, 1997)

4.2                      Specimen Class A Warrant Certificate
(incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on behalf of the Company on May 16,
1997).

4.3                      Specimen Class B Warrant Certificate
(incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on behalf of the Company on May 16,
1997).

27                       Financial Data Schedule

(b)     Reports on Form 8-K.
The following reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ended January 31, 1998, and for the interim period since:

        A report on Form 8-K dated October 27, 1997, was filed by the Company during the last quarter of it's fiscal year ending January 31, 1997, to report the change in control of the Company.

        A report on Form 8-K dated December 5, 1997, to report an oral agreement pursuant to which the Company agreed to purchase
80% of the outstanding stock of Futurenet Online, International, Inc.
from FOI.

        A report on Form 8-K dated January 16, 1998, to report an agreement pursuant to which the Company agreed to purchase 80% of the outstanding stock of Futurenet Online, International, Inc. from FOI.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Worldwide Internet Marketing, Inc.


Dated:  May 15, 1998             By:/s/___________________________
        Frederick Neebling
        Chairman and Chief Executive Officer


Dated:  May 15, 1998             By:/s/___________________________
        Thomas K. Russell
        Director

EXHIBIT 27- FINANCIAL DATA SCHEDULE